Form 10-Q
period 1996-03-31
TRICORD SYSTEMS INC /DE/
filed 1996-05-15
CIK 837166

- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                SECURITIES AND EXCHANGE COMMISSION

                       WASHINGTON, D.C. 20549

                               FORM 10-Q

(MARK ONE)

     X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
    ---       SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 1996

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
    ---        OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                             TRICORD SYSTEMS, INC.
          (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

          DELAWARE                          41-1590621
(STATE OR OTHER JURISDICTION OF           (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

        2800 NORTHWEST BOULEVARD, PLYMOUTH, MINNESOTA     55441
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

                             (612) 557-9005
         (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

               YES      X               NO
                       ---                     ---
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                               OUTSTANDING AT
                    CLASS                      MARCH 31, 1996
                    -----                      --------------
                Common Stock,
                $.01 par value                    13,320,739


- - ------------------------------------------------------------------------------
- - ------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

                           ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)



                                             Three Months   Ended March 31,
                                             ------------------------------
(in thousands, except per share data)            1996               1995
                                             -----------        -----------

Revenues                                       $18,450             16,168

Cost of goods sold                              12,608             11,861
                                             -----------        -----------

    Gross margin                                 5,842              4,307
                                             -----------        -----------

Operating expenses:

  Research and development                       1,974              1,825
  Sales and marketing                            4,890              5,226
  General and administrative                       999              1,034
                                             -----------        -----------
                                                 7,863              8,085
                                             -----------        -----------

    Operating loss                              (2,021)            (3,778)
                                             -----------        -----------

Other income (expense):

  Interest income                                  128                147
  Interest expense                                   -                 (2)
  Other, net                                       (30)               379
                                             -----------        -----------
                                                    98                524
                                             -----------        -----------

Loss before provision for income taxes          (1,923)            (3,254)

Provision for income taxes                           -                  -
                                             -----------        -----------

    Net loss                                 $  (1,923)            (3,254)
                                             -----------        -----------
                                             -----------        -----------

    Net loss per share                       $   (0.14)             (0.25)
                                             -----------        -----------
                                             -----------        -----------

    Average common and common equivalent
     shares outstanding                          13,275             13,016
                                             -----------        -----------
                                             -----------        -----------

         See accompanying notes to consolidated financial statements.

                            TRICORD SYSTEMS, INC.
                         CONSOLIDATED BALANCE SHEETS


                                  ASSETS

                                             March 31,         December 31,
(in thousands, except per share data)          1996                1995
                                            ----------         -------------
                                            (unaudited)
Current assets:
  Cash and cash equivalents                   $ 9,658               11,456
  Short-term investments                        1,000                1,000
  Accounts receivable                          10,527                9,679
  Inventories                                   7,904                8,531
  Other current assets                          1,084                  767
                                              ---------            ---------
    Total current assets                       30,173               31,433

Equipment and improvements, net                 7,624                8,054

Other assets                                      738                  680
                                              ---------            ---------
    Total Assets                              $38,535               40,167
                                              ---------            ---------
                                              ---------            ---------


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                            $ 5,780                 6,126
  Accrued payroll, benefits and related taxes   1,440                 1,486
  Deferred revenue                              1,111                 1,203
  Other accrued expenses                        2,742                 2,598
                                              ---------            ---------
    Total current liabilities                  11,073                11,413

Commitments and contingencies

Stockholders' equity:
  Common stock ,$.01 par value; 27,000
   shares authorized, 13,321 and 13,273
   shares issued and outstanding                  133                   133
  Additional paid-in capital                   76,989                76,830
  Cumulative translation adjustments              284                  (188)
  Accumulated deficit                         (49,944)              (48,021)
                                              ---------            ---------
    Total stockholders' equity                 27,462                28,754
                                              ---------            ---------

    Total Liabilities and Stockholders'
     Equity                                   $38,535                40,167
                                              ---------            ---------
                                              ---------            ---------

            See accompanying notes to consolidated financial statements.

                           TRICORD SYSTEMS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                              (UNAUDITED)


                                                  Three Months Ended March 31,
                                                  ----------------------------
(In thousands)                                      1996                1995
                                                  ---------            -------

Cash flows from operating activities:
  Net loss                                        $ (1,923)              (3,254)
  Adjustments to reconcile net loss
   to net cash used in operating activities:
    Depreciation and amortization                    1,182                1,319
    Loss on disposal of equipment                        -                  230
    Provision for losses on accounts receivable         60                  224
    Provision for losses on inventories                 83                1,200
    Other                                               (1)                  27
    Changes in operating assets and liabilities:
      Accounts receivable                             (983)               5,539
      Inventories                                      493               (5,532)
      Other current assets                            (335)                (308)
      Accounts payable                                  41                 (440)
      Accrued payroll, benefits and related taxes      111                  (29)
      Other accrued expenses                            18                  456
                                                    ---------          ---------
        Net cash used in operating activities       (1,254)                (568)
                                                    ---------          ---------

Cash flows from investing activities:
  Purchase of short-term investments                 (1,000)                  -
  Proceeds from maturities of short-term
   investments                                        1,000                   -
  Capital expenditures                                 (748)               (249)
  Increase in other assets                             (110)                (72)
                                                    ---------          ---------
      Net cash used in investing activities            (858)               (321)
                                                    ---------          ---------
Cash flows from financing activities:
  Principal payments on capital lease
   obligations                                            -                 (17)
  Stock option transactions                               3                  75
                                                    ---------          ---------
      Net cash provided by financing activities           3                  58
                                                    ---------          ---------
Effect of exchange rate changes on cash                 311                 384
Net decrease in cash and cash equivalents            (1,798)               (447)
Cash and cash equivalents at beginning of period     11,456              13,241
                                                    ---------          ---------

Cash and cash equivalents at end of period          $ 9,658              12,794
                                                    ---------          ---------
                                                    ---------          ---------




             See accompanying notes to consolidated financial statements.

                           TRICORD SYSTEMS, INC.

               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

             (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheets and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at March 31, 1996, and of consolidated results of operations and cash flows for the interim periods ended March 31, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, which were incorporated by reference in its Form 10-K Annual Report. The year-end balance sheet data is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  BALANCE SHEET INFORMATION

                             March 31, 1996    December 31, 1995
                             --------------    -----------------
                              (unaudited)


Inventories:

  Raw materials                 $2,266               2,263
  Work-in-process                3,107               3,604
  Finished goods                 2,304               2,435
  Evaluation and on-loan items      70                  90
  Spare parts                      157                 139
                                ------               ------
                                $7,904               8,531
                                ------               ------
                                ------               ------

3. LEGAL PROCEEDINGS

The Company has received an order from the U.S. District Court in Minnesota with respect to class action complaints filed against the Company and certain of its directors and officers. The complaints were filed in July 1994 following the Company's announcement that second quarter 1994 results would be below analysts' expectations. The order establishes a class action period of April 20, 1994 to July 1, 1994, in contrast to a requested class period by the plaintiffs of October 20, 1993 to July 1, 1994. The order also dismisses three of the individual defendants from one of the two liability counts of the complaint. Subsequent to the order, the plaintiffs dismissed two of those individual defendants from the second liability count. The case is continuing, but the Company believes that the lawsuit is without merit and will continue to defend it vigorously.

4. MAJOR CUSTOMERS

Three customers accounted for a significant portion of the Company's revenues in the first quarter of 1996. Revenues from Memorex Telex Corporation and Toshiba Corporation were 27.8% and 21.7%, respectively, of the Company's revenues for the first quarter of 1996 compared to 18.6% and 9.6%, respectively, for the first quarter of 1995. Revenues from Connect Computer Company, a value added reseller, were 11.5% of revenues in the first quarter of 1996 compared to 2.2% in the first quarter of 1995.

                                  ITEM 2:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company designs, manufactures, markets and supports high-performance enterprise servers for use in mission-critical on-line transaction processing, on-line analytical processing, media and file/print applications running on industry standard network operating systems, principally Novell NetWare and Microsoft Windows NT. The Company's products are characterized by an open system design with emphasis on system management, fault tolerance, high performance and scalability.

Historically, the Company's production methodology was to build to inventory and many of the Company's customers ordered on an as-needed basis, often at the end of a quarter. As a result, backlog at the beginning of a quarter historically did not represent a significant percentage of the Company's actual revenues for that quarter. Quarterly revenues and operating results, therefore, have historically depended on the volume and timing of orders received during the quarter, which are difficult to forecast and which limit the Company's ability to plan production and inventory levels. In addition, because a substantial portion of the Company's net revenues in each quarter have historically resulted from orders received and shipments made during the last few weeks of that quarter, if orders or shipments anticipated for the last few weeks of any quarter do not occur or are delayed, expenditure levels could be disproportionately high, and the Company's operating results for that quarter would be adversely affected. Accordingly, the absence of significant backlog and the concentration of orders and shipments at the end of the quarter lead to fluctuations in operating results.

In the second quarter of 1995, the Company changed its production methodology from build to inventory to build to order, and it is not yet clear how this change in production methodology will impact these historical trends.
The Company's backlog of open orders received and accepted but not yet shipped was $5,460,000 at March 31, 1996 compared to $210,000 at March 31, 1995. Operating results may also fluctuate based upon other factors, such as delays in the introduction of new products or enhancements, seasonal fluctuations in business activity, delays in delivery of components by the Company's suppliers, acceptance of enterprise servers in various markets around the world, product announcements by the Company or its competitors, changes in pricing policies by the Company, its competitors or its suppliers, and the gross margin impact to the Company of changes in the distribution mix between sales to value added resellers (""VARs'') and system integrators, original equipment manufacturers (""OEMs'') and international distributors.

During the first quarter of 1996, the Company disposed of an additional $533,000 of excess and obsolete inventory related to the second quarter 1995 charge of $14,488,000.

The Company also paid an additional $50,000 for noncancellable purchase orders for the DS1700 and DS2700 inventory and has been able to negotiate extensions of a significant portion of the noncancellable purchase orders. As of March 31, 1996, the Company has approximately $9,100,000 of inventory reserves, which it believes adequately provides for excess and obsolete inventory.

RESULTS OF OPERATIONS

The following table sets forth the percentage increase (decrease) and the percentage of revenues represented by certain line items in the Consolidated Statements of Operations for the periods indicated:

    Percentage
Increase (Decrease)                                  Percentage of Revenue
   1995 to 1996                                      ---------------------
  --------------                                        Three Months
      Three                                            Ended March 31,
      Months                                         ---------------------
  --------------                                      1996           1995
                                                     ---------------------

       14 %       Revenues.........................   100 %          100 %
        6         Cost of goods sold...............    68             73
    ------                                           -----          -----

       36         Gross margin.....................    32             27

                  Operating expenses:

        8           Research and development.......    11             11

       (6)          Sales and marketing............    27             32

       (3)          General and administrative.....     5              7
    ------                                           -----          -----

       (3)            Total operating expenses.....    43             50
    ------                                           -----          -----

      (46)          Operating loss.................   (11)           (23)
      (82)        Other income (expense), net......     1              3
    ------                                           -----          -----

      (41)          Loss before taxes..............   (10)           (20)
                  Provision for income taxes.......     -              -
    ------                                           -----          -----
      (41)%         Net loss.......................   (10)%          (20)%
    ------                                           -----          -----
    ------                                           -----          -----

REVENUES

The Company derives revenues primarily from the sale of enterprise servers and associated software products, disk drives, memory, expansion products, and warranty service contracts. Revenues for the first quarter ended March 31, 1996 were $18,450,000 compared to $16,168,000 for the first quarter ended March 31, 1995. The increase in product revenues related primarily to higher revenues from the high-end enterprise server product line. The increase in revenues with respect to channels of distribution occurred primarily in the OEM channel with sales to Memorex Telex Corporation (""Memorex Telex'') and Toshiba Corporation (""Toshiba''). Also, included in first quarter 1996 revenues is $500,000 relating to the sale of system management software to Toshiba. Memorex Telex accounted for 27.8% of the Company's revenues in the first quarter of 1996 compared to 18.6% in the first quarter of 1995. Sales to Toshiba were 21.7% of revenues in the first quarter of 1996 compared to 9.6% in the first quarter of 1995. Sales to Connect Computer Company, a value added reseller, were 11.5% of revenues in the first quarter of 1996 compared to 2.2% in the first quarter of 1995. The Company anticipates that sales to Toshiba of the Company's low-end DS product line will decrease in the future as Toshiba develops their own low-end servers.

GROSS MARGIN

Gross margin, as a percent of revenues, increased to 32% in the first quarter of 1996 compared to 27% in the first quarter of 1995. The increase in gross margin was primarily due to the fact that during the first quarter of 1995, gross margins were negatively impacted by approximately 7% as the Company increased its obsolescence reserve by $1,200,000 with respect to the Company's older product lines; and, during the first quarter of 1996, gross margins were favorably impacted by approximately 2% due to the Company's sale of system management software to Toshiba. This gross margin percent increase was partially offset by decreased product margins primarily due to increased sales during the first quarter of 1996 to Memorex Telex and Toshiba, which tend to be lower margin revenues.

RESEARCH AND DEVELOPMENT

Expenses for research and development consist primarily of compensation and related benefit costs and depreciation on capital equipment used in the research and development process. Research and development expenses increased 8% to $1,974,000 for the first quarter of 1996 from $1,825,000 for the first quarter of 1995. As a percentage of revenues, research and development expenses remained the same at 11% in the first quarter of both periods.

SALES AND MARKETING

Sales and marketing expenses include compensation and benefits, sales commissions, travel, trade shows, marketing materials and programs and facility costs associated with worldwide sales offices. Sales and marketing expenses decreased 6% to $4,890,000 for the first quarter of 1996 from $5,226,000 for the same period in 1995. Sales and marketing expenses decreased as a percentage of revenues from 32% in the first quarter of 1995 to 27% in the first quarter of 1996, primarily due to increased revenues over which sales and marketing costs could be allocated.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 3% to $999,000 for the first quarter of 1996 from $1,034,000 for the first quarter of 1995. General and administrative expenses decreased as a percentage of revenues from 7% in the first quarter of 1995 to 5% in the first quarter of 1996.

OTHER INCOME (EXPENSE), NET

Other income was $98,000 for the first quarter of 1996 and $524,000 for the first quarter of 1995. The decrease in other income from the first quarter of 1995 is primarily due to a reduction in foreign currency gains related to transactions with the Company's Japanese subsidiary. There can be no assurance that the Company will continue to experience foreign currency gains. A weakening of the yen against the dollar could result in a foreign currency loss and could adversely affect the financial results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash used in operating activities was $1,254,000 during the first three months of 1996, due primarily to the net loss for the first quarter of 1996 partially offset by cash generated from improved accounts receivable management and increased inventory turns. As of March 31, 1996 and December 31, 1995, accounts receivable were $10,527,000 and $9,679,000, respectively. The average days sales outstanding at March 31, 1996 and December 31, 1995 were 39 and 47 days, respectively. As of March 31, 1996 and December 31, 1995, inventories were $7,904,000 and $8,531,000, respectively. The Company turned inventory on an annualized basis approximately 6.1 times in the first quarter of 1996 compared to approximately 4.7 times in the fourth quarter of 1995.

Cash used in investing activities was $858,000 in the first quarter of 1996, primarily due to capital expenditures as described below. Cash provided by financing activities was $3,000, primarily due to the proceeds from issuance of common stock due to employee stock options exercised. The effect of exchange rate changes on cash was $311,000.

Capital expenditures were approximately $748,000 and $249,000 in the first quarters of 1996 and 1995, respectively. These expenditures were primarily related to capitalization of internally-developed equipment for production, testing and demonstration purposes and purchase of production equipment. The Company currently plans purchases of capital equipment of approximately $1,400,000 during the last three quarters of 1996, which will either be purchased or internally-developed equipment, and will be used for research and development, demonstration purposes and test equipment. Actual capital expenditures could materially differ from those expressed in the preceding forward-looking statement, as actual capital expenditures are dependent on many factors, including: the ability of the Company to achieve its planned growth to generate the cash necessary to fund capital expenditures and the continued use of current capital assets without the need of replacement due to obsolescence, destruction or technology changes. The Company has no material commitments for the purchase of capital equipment.

As of March 31, 1996, the Company had approximately $10,658,000 in cash and investments. The Company currently anticipates that its existing cash and investments will be sufficient to satisfy the Company's cash requirements for at least twelve months. Actual cash requirements could differ materially from those expressed in the preceding forward-looking statement, as actual cash requirements are dependent on many factors, including: the ability of the Company to achieve its planned operating results and, if additional funds may be needed, the ability of the Company to secure additional funds with acceptable terms.

                          PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1 Financial data schedule



(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended March 31, 1996.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     TRICORD SYSTEMS, INC.
                                          (REGISTRANT)



                                      By: /s/ Gregory T. Barnum
                                          ----------------------
                                          Gregory T. Barnum, Vice President
                                          of Finance & Administration
                                          (Principal Financial Officer)

                                      By: /s/ Marvin E. Dee
                                          -----------------
                                          Marvin E. Dee, V.P. of Finance &
                                          Treasurer
                                          (Principal Accounting Officer)

                                       Date:  May 15, 1996

                            INDEX TO EXHIBITS


Exhibit                                                         Page
Number                                                         Number
- - -------                                                        -------


27.1            Financial data schedule                          14