Form 10-Q
period 1996-06-30
TRICORD SYSTEMS INC /DE/
filed 1996-08-14
CIK 837166

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(MARK ONE)

   X          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 1996

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
- -------       OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                                TRICORD SYSTEMS, INC.
                                ---------------------
                (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                            41-1590621
         --------                            ----------
    (STATE OR OTHER JURISDICTION OF         (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)          IDENTIFICATION NO.)

         2800 NORTHWEST BOULEVARD, PLYMOUTH, MINNESOTA         55441
        ----------------------------------------------------------------
           (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)


                                    (612) 557-9005
                 ----------------------------------------------------
                 (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

    YES    X            NO
         -----                 -----

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                                  OUTSTANDING AT
              CLASS                               JUNE 30, 1996
              -----                               --------------
           Common Stock,
          $.01 par value                             13,391,202

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                            PART 1. FINANCIAL INFORMATION

                             ITEM 1: FINANCIAL STATEMENTS

                                TRICORD SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (UNAUDITED)




                                                  Three Months Ended June 30,   Six Months Ended June 30,
                                                  ---------------------------   -------------------------
(in thousands, except per share data)                1996           1995         1996             1995
                                                  ----------      -----------   -----------   -----------

Revenues                                           $ 12,012         11,203         30,462         27,371

Cost of goods sold                                    9,252         23,884         21,860         35,745
                                                   ----------      -----------   -----------   ------------
     Gross margin                                     2,760        (12,681)         8,602         (8,374)
                                                   ----------      -----------   -----------   ------------

Operating expenses:
   Research and development                           1,790          2,545          3,764          4,370
   Sales and marketing                                4,952          7,512          9,842         12,738
   General and administrative                         1,403          2,641          2,402          3,675
                                                   ----------      -----------   -----------   ------------
                                                      8,145         12,698         16,008         20,783
                                                   ----------      -----------   -----------   ------------

     Operating loss                                  (5,385)       (25,379)        (7,406)       (29,157)
                                                   ----------      -----------   -----------   ------------

Other income (expense):
   Interest income                                      106            167            234            314
   Interest expense                                       -             (1)             -             (3)
   Other, net                                           (79)          (416)          (109)           (37)
                                                   ----------      -----------   -----------   ------------
                                                         27           (250)           125            274
                                                   ----------      -----------   -----------   ------------

     Net loss                                      $ (5,358)       (25,629)        (7,281)       (28,883)
                                                   ----------      -----------   -----------   ------------
                                                   ----------      -----------   -----------   ------------

     Net loss per share                            $  (0.40)         (1.95)          (.55)         (2.21)
                                                   ----------      -----------   -----------   ------------
                                                   ----------      -----------   -----------   ------------

     Average common shares outstanding               13,359         13,164         13,317         13,090
                                                   ----------      -----------   -----------   ------------
                                                   ----------      -----------   -----------   ------------



             See accompanying notes to consolidated financial statements.

                                TRICORD SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS




                                       ASSETS
                                                              June 30,         December 31,
(in thousands, except per share data)                          1996                1995
                                                           ------------        ------------
                                                            (unaudited)
Current assets:
  Cash and cash equivalents                                $    6,110              11,456
  Short-term investments                                        1,000               1,000
  Accounts receivable                                           7,955               9,679
  Inventories                                                   7,914               8,531
  Other current assets                                            872                 767
                                                            ------------        ------------
    Total current assets                                       23,851              31,433

Equipment and improvements, net                                 7,544               8,054

Other assets                                                      348                 680
                                                            ------------        ------------

    Total Assets                                           $   31,743              40,167
                                                            ------------        ------------
                                                            ------------        ------------



                                 LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                         $    4,095               6,126
  Accrued payroll, benefits and related taxes                   1,510               1,486
  Deferred revenue                                              1,184               1,203
  Other accrued expenses                                        2,507               2,598
                                                            ------------        ------------
    Total current liabilities                                   9,296              11,413

Commitments and contingencies

Stockholders' equity:
  Common stock ,$.01 par value; 27,000 shares authorized,
    13,391 and 13,273 shares issued and outstanding               134                 133
  Additional paid-in capital                                   77,478              76,830
  Cumulative translation adjustments                              137                (188)
  Accumulated deficit                                         (55,302)            (48,021)
                                                            ------------        ------------
    Total stockholders' equity                                 22,447              28,754
                                                            ------------        ------------

    Total Liabilities and Stockholders' Equity             $   31,743              40,167
                                                            ------------        ------------
                                                            ------------        ------------



             See accompanying notes to consolidated financial statements.

                                TRICORD SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)




                                                               Six Months Ended June 30,
                                                              --------------------------
(In thousands)                                                 1996              1995
                                                              --------          --------
Cash flows from operating activities:
  Net loss                                                    $(7,281)          (28,883)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
      Restructure and related charges                               -            18,066
      Depreciation and amortization                             2,398             2,789
      Loss on disposal of equipment                                29               230
      Provision for losses on accounts receivable                 120               424
      Provision for losses on inventories                         351             1,200
      Other                                                       250                45
      Changes in operating assets and liabilities:
         Accounts receivable                                    1,604            13,369
         Inventories                                              266            (8,807)
         Other current assets                                    (105)             (435)
         Accounts payable                                      (2,031)           (1,201)
         Accrued payroll, benefits and related taxes              133              (218)
         Deferred revenues and other accrued expenses              97               720
                                                               --------          --------
            Net cash used in operating activities              (4,169)           (2,701)
                                                               --------          --------
Cash flows from investing activities:
  Proceeds from maturities of short-term investments            1,000                 -
  Purchase of short-term investments                           (1,000)                -
  Capital expenditures                                         (1,917)             (118)
  Change in other assets                                          125              (113)
                                                               --------          --------
            Net cash used in investing activities              (1,792)             (231)
                                                               --------          --------
Cash flows from financing activities:
  Principal payments on capital lease obligations                   -               (33)
  Stock option transactions                                       290               484
                                                               --------          --------
            Net cash provided by financing activities             290               451
                                                               --------          --------
Effect of exchange rate changes on cash                           325               334
Net decrease in cash and cash equivalents                      (5,346)           (2,147)
Cash and cash equivalents at beginning of period               11,456            13,241
                                                               --------          --------

Cash and cash equivalents at end of period                    $ 6,110            11,094
                                                               --------          --------
                                                               --------          --------



             See accompanying notes to consolidated financial statements.

                                TRICORD SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at June 30, 1996, and of consolidated results of operations and cash flows for the interim periods ended June 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, which were incorporated by reference in its Form 10-K Annual Report. The year-end balance sheet data is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year.

2.  BALANCE SHEET INFORMATION

                                        June 30, 1996      December 31, 1995
                                        -------------      -----------------
                                          (unaudited)
    Inventories:
       Raw materials                     $    1,972               2,263
       Work-in-process                        3,069               3,604
       Finished goods                         2,425               2,435
       Evaluation and on-loan items             267                  90
       Spare parts                              181                 139
                                        -------------          ---------
                                         $    7,914               8,531
                                        -------------          ---------
                                        -------------          ---------


3.  LEGAL PROCEEDINGS

In July 1996, one of the carriers for the Company's officer and director insurance coverage assumed the complete defense of the Company and the individual defendants in an outstanding securities class action lawsuit and agreed to hold the Company harmless against any further liability with respect to the matter in exchange for the Company's deposit of $400,000 into an escrow account and making available warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. The Company had previously taken a charge of $250,000 in the fourth quarter of 1995 for the anticipated costs associated with the eventual resolution of the outstanding class action lawsuit. Included in the second quarter 1996 loss is an additional $400,000 or $.03 per share charge, including a $250,000 charge relating to the estimated fair value of the warrants at the date of the agreement.

4.  MAJOR CUSTOMERS

Revenues from Toshiba Corporation ("Toshiba") were 18.2% of the Company's revenues for the second quarter of 1996 compared to 4.3% for the second quarter of 1995. For the six months ended June 30, 1996, revenues from Toshiba were 20.3% compared to 6.4% for the same period last year. Memorex Telex Corporation accounted for 6.8% of the Company's revenues for the second quarter of 1996 compared to 4.1% in the second quarter of 1995, and 19.5% of the Company's revenues in the first six months of 1996 compared to 12.7% in the first six months of 1995.

5.  CERTAIN SECOND QUARTER 1995 CHARGES

During the second quarter of 1995, the Company engaged in an extensive analysis and evaluation of the Company's business, including its marketing, operations, assets and product lines, with performance, strategies and focus undergoing examination. As a result of this analysis, the Company decided to discontinue its low-end DS Series product lines and to focus on the enterprise server market, addressed by the Company's ES Series product lines. In addition, the Company changed its production methodology from build to inventory to build to order. As a result, the Company took a charge of $18,066,000 in the second quarter of 1995. Of this charge, $14,488,000 was associated with the disposal and write-down of obsolete and excess inventory due primarily to the changes in the Company's business outlook for 1995, the discontinuance of the low-end DS product lines, and a reduction in the number of product options the Company would support within the ES Series product lines. The remaining components of the second quarter 1995 charge include the following: $1,925,000 consisting primarily of the write-off of assets relating to the development of the DS product lines and loaners and demonstration equipment used to support operating systems other than Novell NetWare and Windows NT; $750,000 consisting of severance costs resulting from a reduction in work force; and $903,000 consisting of an increase in the allowance for doubtful accounts primarily due to problems with a receivable from a reseller in Mexico. The breakdown of the $18,066,000 charge by line item in the statement of operations is as follows: cost of sales - $14,761,000, research and development - $857,000, sales and marketing - $1,420,000, and general and administrative - $1,028,000. In addition to the $18,066,000 charge, a $630,000 charge for salary and benefits was also taken in the second quarter of 1995 related to the former President and Chief Executive Officer's separation from the Company.

Of the $14,488,000 charge in the second quarter of 1995 associated with the disposal and write-down of obsolete and excess inventory, approximately $11,900,000 related to inventory to be disposed of, while the remaining amount was principally for estimated future expenses under non-cancelable purchase orders. As of June 30, 1996, of the approximately $11,900,000 reserved for future disposition, approximately $7,700,000 of inventory had been disposed of with the remaining approximately $4,200,000 awaiting final disposition.

                                       ITEM 2:

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company designs, manufactures, markets and supports high-performance enterprise servers for use in mission-critical on-line transaction processing, on-line analytical processing, media and file/print applications running on industry standard network operating systems, principally Microsoft Windows NT, Novell NetWare and UNIX. The Company's products are characterized by an open systems design emphasizing systems management, high availability, high performance and scalability.

In the second quarter of 1995, the Company changed its production methodology from build to inventory to build to order. This change in production methodology has significantly changed the Company's historical trends related to backlog at the beginning of a quarter; the impact on revenues during a quarter is not clear. The Company's backlog of orders received and accepted but not yet shipped was $3,560,000 at June 30, 1996 compared to $4,361,000 at June 30, 1995.
Quarterly revenues and operating results still primarily depend on the volume and timing of orders received during the quarter, which are difficult to forecast and which limit the Company's ability to plan production and inventory levels. In addition, because a substantial portion of the Company's net revenues in each quarter result from shipments made during the last few weeks of that quarter, if orders anticipated for any quarter do not occur or are delayed so that shipments cannot be made in the quarter, expenditure levels could be disproportionately high, and the Company's operating results for that quarter are adversely affected.

Operating results may also fluctuate based upon other factors, such as delays in the introduction of new products or enhancements, seasonal fluctuations in business activity, delays in delivery of components by the Company's suppliers, acceptance of enterprise servers in various markets around the world, product announcements by the Company or its competitors, changes in pricing policies by the Company, its competitors or its suppliers, and the gross margin impact to the Company of changes in the distribution mix between sales to value added resellers ("VARs") and system integrators, original equipment manufacturers ("OEMs") and international distributors.

The Company disposed of additional excess and obsolete inventory of $253,000 and $786,000, respectively, in the second quarter and first six months of 1996 related to the second quarter 1995 charge of $14,488,000. The Company also paid an additional $50,000 and $100,000, respectively, in the second quarter and the first six months of 1996 for noncancellable purchase orders for the DS Series inventory and has been able to negotiate extensions of a significant portion of the noncancellable purchase orders. As of June 30, 1996, the Company has approximately $8,700,000 of total inventory reserves, which it believes adequately provides for excess and obsolete inventory.

RESULTS OF OPERATIONS

The following table sets forth the percentage increase (decrease) and the percentage of revenues represented by certain line items in the Consolidated Statements of Operations for the periods indicated:



  Percentage
Increase (Decrease)                                                  Percentage of Revenues
  1995 to 1996                                             ---------------------------------------
- ---------------------                                       Three Months             Six Months
Three         Six                                           Ended June 30            Ended June 30
                                                           ---------------          ---------------
Months        Months                                       1996      1995            1996     1995
- ------        ------                                       -----    ------          ------   ------
   7 %          11 %    Revenues......................     100 %     100 %           100 %    100 %
 (61)          (39)     Cost of goods sold............      77       213              72      131
- ------        ------                                       -----    ------          ------   ------
 122           203      Gross margin..................      23      (113)             28      (31)
- ------        ------                                       -----    ------          ------   ------
                        Operating expenses:
 (30)          (14)      Research and development.....      15        23              12       16
 (34)          (23)      Sales and marketing..........      41        67              32       47
 (47)          (35)      General and administrative...      12        24               8       13
- ------        ------                                       -----    ------          ------   ------

 (36)          (23)        Total operating expenses...      68       114              52       76
- ------        ------                                       -----    ------          ------   ------

 (79)          (75)      Operating loss...............     (45)     (227)            (24)    (107)
 111           (54)     Other income (expense), net...       -        (2)              -        1
- ------        ------                                       -----    ------          ------   ------

 (79)%         (75)%     Net loss.....................     (45)%    (225)%           (24)%   (108)%
- ------        ------                                       -----    ------          ------   ------
- ------        ------                                       -----    ------          ------   ------



REVENUES

The Company derives revenues primarily from the sale of enterprise servers and associated software products, disk drives, memory, expansion products, and warranty service contracts. Revenues for the second quarter and six months ended June 30, 1996 were $12,012,000 and $30,462,000 compared to $11,203,000 and
$27,371,000 for the second quarter and six months ended June 30, 1995. The increase in revenues for the second quarter and first six months of 1996 compared to the second quarter and first six months of 1995 is primarily due to the decrease in backlog from March 31, 1996 to June 30, 1996 for the second quarter of 1996 and the decrease in backlog from December 31, 1995 to June 30, 1996 for the first six months of 1996. Backlog at the beginning of the second quarter of 1996 was $5,460,000 and at December 31, 1995 was $9,341,000 compared to backlog at June 30, 1996 of $3,560,000. Backlog at December 31, 1995 was higher than anticipated due to a parts shortage which delayed the Company's ability to ship product. The increase in product revenues for the second quarter is primarily due to higher revenues from associated add-on products such as disk drives, memory and expansion products, partially offset by lower revenues from the DS Series product line. The increase in product revenues for the six months is due primarily to higher revenues from the Company's high-end ES Series product line partially offset by lower revenues from the Model series product line. The increase in revenues for the second quarter and six months with respect to channels of distribution occurred primarily in the OEM channel with sales to Toshiba Corporation ("Toshiba") and Memorex Telex Corporation

("Memorex Telex"), partially offset by a decrease in the reseller channel.
Sales to Toshiba were 18.2% of revenues in the second quarter of 1996 compared to 4.3% in the second quarter of 1995 and 20.3% of revenues in the first six months of 1996 compared to 6.4% in the first six months of 1995. Sales to Memorex Telex were 8.2% of revenues in the second quarter 1996 and 19.5% of revenues in the first six months of 1996 compared to 4.1% in the second quarter of 1995 and 12.7% in the first six months of 1995. During the second quarter of 1996, the Company shipped the last low-end DS Series units ordered by Toshiba. The Company believes that future DS product line sales to Toshiba will consist of spare parts and add-on products and future unit sales to Toshiba will depend on the Company's ability to transition Toshiba to the ES Series product line. For the last six months of 1996, the Company believes that sales to Toshiba will be significantly less than during the first six months of 1996. Future sales to Memorex Telex will depend on the ability of Memorex Telex to maintain their accounts receivable with the Company on a current basis. As of June 30, 1996, Memorex Telex had an outstanding accounts receivable balance with the Company of approximately $2,500,000, a significant portion of which was past due. In July 1996, the Company received a payment from Memorex Telex of approximately $1,100,000 for outstanding accounts receivable.


GROSS MARGIN

Gross margin, as a percent of revenues, increased to 23% in the second quarter of 1996 and 28% for the first six months of 1996 compared to (113%) in the second quarter of 1995 and (31%) for the first six months of 1995. The increase in gross margin was due primarily to the second quarter 1995 charge of $14,761,000 to cost of sales as described in footnote 5. Excluding the second quarter 1995 charge, gross margin, as a percent of revenues, was 19% in the second quarter of 1995 and 23% for the first six months of 1995. The increase in gross margin, as a percent of revenues, for the second quarter of 1996 compared to the second quarter of 1995, excluding the second quarter 1995 charge, was primarily due to higher margins on sales of the ES Series product line. The increase in gross margin, as a percent of revenues, for the first six months of 1996 compared to the first six months of 1995, excluding the second quarter 1995 charge, was primarily due to an increase in the first quarter of 1995 of the Company's obsolescence reserve by $1,200,000, or 4% of revenues in the first six months of 1995, with respect to the Company's older product lines.


Research and Development

Expenses for research and development consist primarily of compensation and related benefit costs, project expenses and depreciation on capital equipment used in the research and development process. Research and development expenses decreased 30% to $1,790,000 for the second quarter of 1996 from $2,545,000 for the second quarter of 1995 and decreased 14% to $3,764,000 for the first six months of 1996 from $4,370,000 for the first six months of 1995, primarily due to the second quarter 1995 charge of $857,000 to research and development. Excluding the second quarter 1995 charge, research and development expenses as a percentage of revenues remained the same at 15% for the second quarter of 1996 compared to the second quarter of 1995. For the six month period, research and development expenses, as a percentage of revenues, decreased to 12% in 1996 compared to 13% in 1995, excluding the second quarter 1995 charge.


Sales and Marketing

Sales and marketing expenses include compensation and benefits, sales commissions, travel, trade shows, marketing materials and programs and facility costs associated with worldwide sales offices. Sales and marketing expenses decreased 34% to $4,952,000 for the second quarter of 1996 from $7,512,000 for the second quarter of 1995, primarily due to the second quarter 1995 charge of $1,420,000 to sales and marketing and the reduction of expenses in 1996 due to a second quarter 1995 reduction in the workforce of the Company's Japanese subsidiary. Sales and marketing expenses decreased 23% for the first six months of 1996 to $9,842,000 from $12,738,000 in the first six months of 1995. Sales and marketing expenses decreased as a percentage of revenues from 67% in the second quarter of 1995 to 41% in the second quarter of 1996 and decreased to 32% in the first six months of 1996 from 47% in the same period a year ago, primarily due to the second quarter 1995 charge of $1,420,000 and the reduced costs in 1996 due to the second quarter 1995 reduction in the workforce of the Company's Japanese subsidiary.


General and Administrative

General and administrative expenses decreased 47% to $1,403,000 for the second quarter of 1996 from $2,641,000 for the second quarter of 1995 and decreased 35% to $2,402,000 for the first six months of 1996 from $3,675,000 for the first six months of 1995, primarily due to the second quarter 1995 charges of $1,028,000 and $630,000 to general and administrative, partially offset by $400,000 for the charge in the second quarter of 1996 related to the securities class action lawsuit, as discussed in note 3.


Other Income (Expense), Net

Other income was $27,000 for the second quarter of 1996 compared to other expense of $250,000 for the second quarter of 1995 and for the six months of 1996 other income was $125,000 compared to $274,000 for the first six months of 1995. The increase in other income for the second quarter and the decrease in other income for the first six months are both primarily related to the increase or decrease in foreign currency gains related to transactions with the Company's Japanese subsidiary. There can be no assurance that the Company will continue to experience foreign currency gains, or at the same rate, as it has in recent fiscal quarters. From time to time the Company has experienced foreign currency losses. A weakening of the yen against the dollar could result in a foreign currency loss and could adversely affect the financial results of the Company.

Liquidity and Capital Resources

The aggregate net decrease in cash during the first six months of 1996 was $5,346,000, including $4,169,000 of cash used in operating activities, due primarily to the net loss for the first six months of 1996. As of June 30, 1996 and December 31, 1995, accounts receivable were $7,955,000 and $9,679,000, respectively. The average days sales outstanding ("DSO") at June 30, 1996 and December 31, 1995 were 57 and 47 days, respectively. The increase in DSO at June 30, 1996 is primarily due to slower collections from Memorex Telex. As of June 30, 1996 and December 31, 1995, inventories were $7,914,000 and $8,531,000, respectively.  The Company turned inventory on an annualized basis approximately
5.3 times in the first six months of 1996 compared to approximately 4.7 times in the fourth quarter of 1995.

Net cash used in investing activities was $1,792,000 in the first six months of 1996, primarily due to capital expenditures. These expenditures were primarily related to capitalization of internally-developed equipment for production, testing and demonstration purposes and purchase of production equipment. The Company currently plans purchases of capital equipment of approximately $600,000 during the last six months of 1996, which will either be purchased or internally-developed equipment, and will be used for research and development, demonstration purposes and test equipment. Actual capital expenditures could materially differ from those expressed in the preceding forward-looking statement, as actual capital expenditures are dependent on many factors, including: the ability of the Company to achieve its planned revenues and collections to generate the cash necessary to fund capital expenditures and the continued use of current capital assets without the need of replacement due to obsolescence, destruction or technology changes. The Company has no material commitments for the purchase of capital equipment.

As of June 30, 1996, the Company had approximately $7,110,000 in cash and investments. In August 1996 the Company obtained a revolving credit facility with Silicon Valley Bank, Santa Clara, CA, to finance 80% of eligible accounts receivable up to a maximum amount of $10,000,000. Terms of the revolving credit facility include interest at 1.5% to 2.75% over the prime rate depending on the debt to tangible net worth ratio, term of one year renewable annually and a financial covenant of not less than $10,000,000 of tangible net worth. The Company currently anticipates that its existing cash and investments together with available borrowings under the revolving credit facility described above will be sufficient to satisfy the Company's cash requirements for the next twelve months. The ability of the Company to satisfy its actual cash requirements could differ materially from those expressed in the preceding forward-looking statement, as the Company's ability to satisfy its actual cash requirements is dependent on many factors, including the ability of the Company to achieve its planned operating results.

                              PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In July 1996, one of the carriers for the Company's officer and director insurance coverage assumed the complete defense of the Company and the individual defendants in an outstanding securities class action lawsuit and agreed to hold the Company harmless against any further liability with respect to the matter in exchange for the Company's deposit of $400,000 into an escrow account and making available warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. The Company had previously taken a charge of $250,000 in the fourth quarter of 1995 for the anticipated costs associated with the eventual resolution of the outstanding class action lawsuit. Included in the second quarter 1996 loss is an additional $400,000 or $.03 per share charge, including a $250,000 charge relating to the estimated fair value of the warrants at the date of the agreement.

ITEM 4.  SUBMISSION OF MATTERS TO THE VOTE OF SECURITY HOLDERS

The Company's annual shareholders' meeting was held on May 22, 1996 during which the following items were voted upon and approved under applicable law:

  1. Election of Directors
    Mr. John Mitcham was elected director, 11,721,400 votes were cast for Mr. Mitcham and 453,591 were withheld.

  2. On the proposal to amend the 1992 Non-Employee Director Stock Option Plan to provide for payment of the directors' annual cash retainer in the form of the Company's common stock, votes representing 11,338,163 shares were cast for, 598,482 shares were cast against and 93,346 shares abstained from voting on such proposal and there were 145,000 broker non-votes.

  3. On the proposal to ratify the appointment of Coopers & Lybrand L.L.P. as independent auditors for the Corporation and its subsidiaries for the fiscal year ending December 31, 1996, votes representing 12,060,528 shares were cast for and 48,667 shares were cast against and 65,796 shares abstained from voting on such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    10.1  Silicon Valley Bank Loan and Security Agreement

    27.1  Financial data schedule

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30, 1996.

                                      SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TRICORD SYSTEMS, INC.
                                  (REGISTRANT)



                             By:  /s/ Gregory T. Barnum
                                  ---------------------
                                  Gregory T. Barnum, Vice President
                                  of Finance & Administration
                                  (Principal Financial Officer)

                             By:  /s/ Marvin E. Dee
                                  -----------------
                                  Marvin E. Dee, V.P. of Finance & Treasurer
                                  (Principal Accounting Officer)

                             Date:  August 14, 1996

                                  INDEX TO EXHIBITS


Exhibit                                                                  Page
 Number                                                                 Number
- -------                                                                 ------
10.1     Silicon Valley Bank Loan and Security Agreement                  14

27.1     Financial data schedule                                          31