Form 10-Q
period 1996-09-30
TRICORD SYSTEMS INC /DE/
filed 1996-11-07
CIK 837166

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

  X     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-----   EXCHANGE ACT OF 1934

For the Transition Period from          to
                               --------    --------

COMMISSION FILE NUMBER 0-21366


                              TRICORD SYSTEMS, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              41-1590621
    -------------------------------               -------------------
    (STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

             2800 NORTHWEST BOULEVARD, PLYMOUTH, MINNESOTA     55441
          ------------------------------------------------------------
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)



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

          YES   X             NO
              -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                     OUTSTANDING AT
          CLASS                                      SEPT. 30, 1996
          -----                                      --------------
      Common Stock,
     $.01 par value                                    13,392,758
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION


                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           Three Months Ended September 30,         Nine Months Ended September 30,
                                           --------------------------------        --------------------------------
(in thousands, except per share data)          1996                1995                1996                1995
                                           ------------        ------------        ------------        ------------
Revenues                                  $      10,571              17,237              41,033              44,608

Cost of goods sold                                7,543              12,547              29,403              48,292
                                           ------------        ------------        ------------        ------------

    Gross margin                                  3,028               4,690              11,630              (3,684)
                                           ------------        ------------        ------------        ------------

Operating expenses:
  Research and development                        1,885               1,685               5,649               6,055
  Sales and marketing                             4,944               4,673              14,787              17,411
  General and administrative                      2,575               1,098               4,977               4,773
                                           ------------        ------------        ------------        ------------
                                                  9,404               7,456              25,413              28,239
                                           ------------        ------------        ------------        ------------

    Operating loss                               (6,376)             (2,766)            (13,783)            (31,923)
                                           ------------        ------------        ------------        ------------
Other income (expense):
  Interest income                                    83                 167                 319                 481
  Interest expense                                   (1)                  0                  (1)                 (4)
  Other, net                                        (22)               (489)               (132)               (525)
                                           ------------        ------------        ------------        ------------
                                                     60                (322)                186                 (48)
                                           ------------        ------------        ------------        ------------

    Net loss                              $      (6,316)             (3,088)            (13,597)            (31,971)
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------

    Net loss per share                    $       (0.47)              (0.23)              (1.02)              (2.42)
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------

    Average common shares outstanding            13,392              13,248              13,342              13,191
                                           ------------        ------------        ------------        ------------
                                           ------------        ------------        ------------        ------------




          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                        ASSETS
                                                         September 30,    December 31,
(in thousands, except per share data)                        1996            1995
                                                         -------------   -------------
                                                          (unaudited)
Current assets:
  Cash and cash equivalents                             $        6,144         11,456
  Short-term investments                                             -          1,000
  Accounts receivable, net                                       4,831          9,679
  Inventories                                                    5,895          8,531
  Other current assets                                             771            767
                                                         -------------   -------------
    Total current assets                                        17,641         31,433

Equipment and improvements, net                                  6,974          8,054

Other assets                                                       318            680
                                                         -------------   -------------

    Total Assets                                        $       24,933         40,167
                                                         -------------   -------------
                                                         -------------   -------------


                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                      $        3,208          6,126
  Accrued payroll, benefits and related taxes                    1,362          1,486
  Deferred revenue                                               1,219          1,203
  Other accrued expenses                                         3,081          2,598
                                                         -------------   -------------
    Total current liabilities                                    8,870         11,413

Stockholders' equity:
  Common stock ,$.01 par value; 27,000 shares authorized,
    13,393 and 13,273 shares issued and outstanding                134            133
  Additional paid-in capital                                    77,480         76,830
  Cumulative translation adjustments                                67           (188)
  Accumulated deficit                                          (61,618)       (48,021)
                                                         -------------   -------------
    Total stockholders' equity                                  16,063         28,754
                                                         -------------   -------------

    Total Liabilities and Stockholders' Equity          $       24,933         40,167
                                                         -------------   -------------
                                                         -------------   -------------



          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                             Nine Months Ended September 30,
                                                             -------------------------------
(In thousands)                                                   1996              1995
                                                             -------------     -------------
Cash flows from operating activities:
  Net loss                                                    $   (13,597)          (31,971)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
    Restructure and related charges                                     -            18,066
    Depreciation and amortization                                   3,543             3,737
    Loss on disposal of equipment                                     157               296
    Provision for losses on accounts receivable                     1,880               529
    Provision for losses on inventories                               832               966
    Other                                                             250                47
    Changes in operating assets and liabilities:
      Accounts receivable                                           2,968            13,033
      Inventories                                                   1,804            (5,164)
      Other current assets                                             (4)               26
      Accounts payable                                             (2,918)              (64)
      Accrued payroll, benefits and related taxes                     (30)             (654)
      Deferred revenues and other accrued expenses                    706               724
                                                             -------------     -------------
        Net cash used in operating activities                      (4,409)             (429)
                                                             -------------     -------------
Cash flows from investing activities:
  Proceeds from maturities of short-term investments                1,000             1,000
  Capital expenditures                                             (2,620)           (1,530)
  Change in other assets                                              155                49
                                                             -------------     -------------
        Net cash used in investing activities                      (1,465)             (481)
                                                             -------------     -------------
Cash flows from financing activities:
  Principal payments on capital lease obligations                       -               (47)
  Stock option transactions                                           307               530
  Settlement of put warrants                                            -              (656)
                                                             -------------     -------------
        Net cash provided by (used in) financing activities           307              (173)
                                                             -------------     -------------
Effect of exchange rate changes on cash                               255                65
                                                             -------------     -------------
Net decrease in cash and cash equivalents                          (5,312)           (1,018)
Cash and cash equivalents at beginning of period                   11,456            13,241
                                                             -------------     -------------

Cash and cash equivalents at end of period                    $     6,144            12,223
                                                             -------------     -------------
                                                             -------------     -------------


          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, except as described in Note 3, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at September 30, 1996, and of consolidated results of operations and cash flows for the interim periods ended September 30, 1996 and 1995. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1995, which were incorporated by reference in its Form 10-K Annual Report. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year or any future quarters.

2.  BALANCE SHEET INFORMATION

                                        September 30, 1996  December 31, 1995
                                        ------------------  -----------------
                                           (unaudited)

     Accounts receivable, net:
       Accounts receivable                   $  8,241            11,255
       Allowance for doubtful accounts         (3,410)           (1,576)
                                            ----------        ----------
                                             $  4,831             9,679
                                            ----------        ----------
                                            ----------        ----------
     Inventories:
       Raw materials                         $  1,683             2,263
       Work-in-process                          2,277             3,604
       Finished goods                           1,696             2,435
       Evaluation and on-loan items                53                90
       Spare parts                                186               139
                                            ----------        ----------
                                             $  5,895             8,531
                                            ----------        ----------
                                            ----------        ----------


3. MEMOREX TELEX CORPORATION

During the third quarter of 1996 the Company took a charge of $1,700,000, or $.13 per share, by increasing its allowance for doubtful accounts due to the October 1996 Chapter

11 filing of one of its major customers, Memorex Telex Corporation ("Memorex Telex"). This charge represents the entire outstanding balance due from Memorex Telex as of September 30, 1996. The Company has determined that the full amount of the outstanding balance should be charged to operations because of the significant secured creditors of Memorex Telex and the fact that the Company is an unsecured creditor. The amount of this charge could be adjusted in the future as additional information becomes available regarding the status of the unsecured creditors in the Chapter 11 filing. In addition, the Company does not know what effect, if any, the possible return of certain payments made to the Company to date by Memorex Telex will have on the Company's future operations, cash flows and financial condition. Payments made by a Chapter 11 filer during a certain period of time prior to filing may be subject to the filing company if such payments are determined to be "preferential."

4. ACQUISITION OF ASSETS OF RDI CORPORATION

In August 1996 the Company entered into an agreement to purchase certain assets of Reliable Distributed Information Corporation ("RDI Corporation") for $385,000 and entered into non-compete agreements totaling $100,000 with two of the principals of RDI Corporation. The asset purchase price of $385,000 includes $25,000 previously paid to RDI Corporation in the second quarter of 1996 for the execution of an option to acquire assets, payment of $160,000 at closing of the agreement, payment of $50,000 in January 1997 and a contingent payment of $150,000 based on sales of product and continued employment with the Company of one of the principals of RDI Corporation. The non-compete agreements will be paid in two installments, $50,000 at closing and $50,000 in January 1997. In addition, the Company issued 24,000 shares of unregistered and restricted stock. The restrictions with respect to the restricted shares will not lapse until and unless both of the following occur: the Company ships 150 units of product which incorporate the code based on the software acquired from RDI Corporation and two years from the closing of the agreement. Given the unproven status of this technology at the acquisition date, the Company has included a $335,000 charge to research and development expense for the nine months ended September 30, 1996 for the non-contingent portions of the asset purchase agreement and non-compete agreements.

5. REVOLVING CREDIT FACILITY

In the third quarter of 1996 the Company obtained a revolving credit facility with a bank to finance 80% of eligible accounts receivable up to a maximum amount of $10,000,000. Terms of the revolving credit facility include interest at 1.5% to 2.75% over the prime rate depending on the Company's debt to tangible net worth ratio, term of one year renewable annually and a financial covenant of not less than $10,000,000 of tangible net worth. As of September 30, 1996, the Company has no borrowings under the revolving credit facility.

6. SUBSIDIARIES

In the third quarter of 1996 the Company decided to close its subsidiaries in Japan and Mexico and to consolidate its European sales offices. The Company has included estimated costs of $485,000 for these actions in its results of operations for the third quarter of 1996 and nine months ended September 30, 1996. The Company is still in the process of close down and consolidation and future expenses in excess of amounts currently estimated may be incurred to complete this process. The Company is currently in the process of changing Toshiba Corporation ("Toshiba") from ordering through the Company's subsidiary in Japan to ordering direct from the Company. The Company does not yet know what impact, if any, the above decisions will have on future revenues from the sale of products in the countries indicated.

7. LEGAL PROCEEDINGS

In the second quarter of 1996 the Company took a charge of $400,000, or $.03 per share, related to a class action lawsuit. One of the carriers for the Company's officer and director insurance coverage assumed the complete defense of the Company and the individual defendants in that lawsuit and agreed to hold the Company harmless against any further liability in exchange for a deposit of $400,000 into an escrow account and making available warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. Included in the $400,000 second quarter charge is a $250,000 charge relating to the estimated fair value of the warrants at the date of the agreement.

8. MAJOR CUSTOMERS

Revenues from Toshiba were 10.6% of the Company's revenues for the third quarter of 1996 compared to 13.9% for the third quarter of 1995. For the nine months ended September 30, 1996, revenues from Toshiba were 17.8% compared to 9.2% for the same period last year. The Company anticipates that sales to Toshiba during the last quarter of 1996 will be significantly less than the third quarter of 1996 in terms of amount and percent of the Company's revenues. Memorex Telex accounted for 11.6% of the Company's revenues for the third quarter of 1996 compared to 17.6% in the third quarter of 1995, and 17.5% of the Company's revenues in the first nine months of 1996 compared to 13.9% in the first nine months of 1995. The Company is not yet able to determine what impact, if any, Memorex Telex's Chapter 11 filing will have on the Company's future sales to Memorex Telex (see Note 3).

9. CERTAIN SECOND QUARTER 1995 CHARGES

In the second quarter of 1995, as a result of an extensive analysis and evaluation of the Company's business, the Company took a charge of $18,066,000. Of this charge, $14,488,000 was associated with the disposal and write-down of obsolete and excess inventory. The remaining components of the second quarter 1995 charge included $1,925,000 for write-off of assets, $750,000 of severance costs and $903,000 from an increase in the allowance for doubtful accounts. The breakdown of the $18,066,000 charge by line item in the statement of operations is as follows: cost of sales - $14,761,000, research and development - $857,000, sales and marketing - $1,420,000, and general and administrative - $1,028,000. In addition to the $18,066,000 charge, a

$630,000 charge for salary and benefits was also taken in the second quarter of 1995 related to the former President and Chief Executive Officer's separation from the Company.

Of the $14,488,000 charge in the second quarter of 1995 associated with the disposal and write-down of obsolete and excess inventory, approximately $11,900,000 related to inventory to be disposed of, while the remaining amount was principally for estimated future expenses under non-cancelable purchase orders. As of September 30, 1996, of the approximately $11,900,000 reserved for future disposition, approximately $8,100,000 of inventory had been disposed of with the remaining approximately $3,800,000 awaiting final disposition.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company designs, manufactures, markets and supports high-performance enterprise servers for use in mission-critical applications, such as on-line transaction processing, on-line analytical processing, media and file/print running on industry standard network operating systems, principally Microsoft Windows NT, Novell NetWare and UNIX. The Company's products are characterized by an open systems design emphasizing systems management, high availability, high performance and scalability.

For the third quarter of 1996, the Company took a charge of $1,700,000, or $.13 per share, by increasing its allowance for doubtful accounts due to the Chapter 11 filing by Memorex Telex Corporation ("Memorex Telex"). This charge represents the entire outstanding Memorex Telex accounts receivable balance due to the Company as of September 30, 1996. Memorex Telex also announced that it was selling its U. S. operations and expected to secure a debtor in possession financing package to assure continued operations during the period before a sale is finalized. At this time, the Company does not know what effect, if any, the Chapter 11 filing by Memorex Telex will have on future sales by the Company to Memorex Telex, or what impact the possible return of certain prior payments made by Memorex Telex to the Company will have on the Company's future operations, cash flows and financial condition if such payments may be determined to be "preferential."

For the first nine months of 1996 the Company took a charge of $335,000 for the purchase of the assets, principally unproven technology, of Reliable Distributed Information Corporation ("RDI Corporation"). In addition, in connection with this asset purchase, the Company issued 24,000 shares of unregistered and restricted stock. Through this asset purchase, the Company obtained exclusive rights to distributed file system technology software that will be adapted for use with the Company's next generation enterprise server.

In September 1996 the Company announced that it had retained Smith Barney to assist in evaluating and recommending implementation options for the Company's strategic direction, which remains focused on business-critical enterprise servers. The options to be considered could consist of a merger, joint venture, technology partnership or distribution alliance with, or a sale of the Company to, a qualified partner. The Company currently anticipates that this announcement will have no material effect on its distribution channel, which includes resellers, business partners and direct sales customers.

In the second quarter of 1995, the Company changed its production methodology from build to inventory to build to order. While this change in production methodology significantly changed the Company's historical trends related to backlog at the beginning of a quarter, the impact on revenues during a quarter is not clear. Quarterly revenues and operating results still primarily depend on the volume and timing of orders received during the quarter, which are difficult to forecast and which limit the Company's ability to plan production and inventory levels. In addition, because a substantial portion of the Company's net revenues in each quarter result from shipments made during the last few weeks of that quarter, if orders anticipated for any quarter do not occur or are delayed so that shipments cannot be made in the quarter, expenditure levels could be disproportionately high, and the Company's operating results for that quarter are adversely affected.

Operating results may also fluctuate based upon other factors, such as delays by the Company in the introduction of new products or enhancements, seasonal fluctuations in business activity, delays in delivery of components by the Company's suppliers, acceptance of enterprise servers in various markets around the world, product announcements by the Company or its competitors, changes in pricing policies by the Company, its competitors or its suppliers, and the gross margin impact to the Company of changes in the distribution mix between sales to value added resellers ("VARs"), system integrators, original equipment manufacturers ("OEMs") and international distributors.

The Company disposed of additional excess and obsolete inventory of $409,000 and $1,195,000, respectively, in the third quarter and first nine months of 1996 related to the second quarter 1995 charge of $14,488,000, as discussed in Note
9. As of September 30, 1996, the Company has approximately $8,700,000 of total inventory reserves, including the remaining $3,800,000 of inventory reserves related to the second quarter of 1995, which it believes adequately provides for excess and obsolete inventory.

RESULTS OF OPERATIONS

The following table sets forth the percentage increase (decrease) and the percentage of revenues represented by certain line items in the Consolidated Statements of Operations for the periods indicated:

       Percentage                                                         Percentage of Revenues
   Increase (Decrease)                                         ---------------------------------------------
      1995 to 1996                                                Three Months             Nine Months
  --------------------                                         Ended September 30       Ended September 30
    Three       Nine                                           ------------------       ------------------
    Months     Months                                            1996      1995           1996      1995
  ---------  ---------                                         --------  --------       --------  --------
       (39)%      (8)%        Revenues . . . . . . . . . . .       100%      100%           100%      100%
       (40)      (39)         Cost of goods sold . . . . . .        71        73             72       108
  ---------  ---------                                         --------  --------       --------  --------

       (35)      416          Gross margin . . . . . . . . .        29        27             28        (8)
  ---------  ---------                                         --------  --------       --------  --------
                              Operating expenses:
        12        (7)           Research and development . .        18        10             13        14
         6       (15)           Sales and marketing. . . . .        47        27             36        39
       135         4            General and administrative .        24         6             12        11
  ---------  ---------                                         --------  --------       --------  --------

        26       (10)             Total operating expenses .        89        43             61        64
  ---------  ---------                                         --------  --------       --------  --------

       131       (57)           Operating loss . . . . . . .       (60)      (16)           (33)      (72)
       119       488          Other income (expense), net. .         -        (2)             -         -
  ---------  ---------                                         --------  --------       --------  --------

       105%      (57)%        Net loss . . . . . . . . . . .       (60)%     (18)%          (33)%     (72)%
  ---------  ---------                                         --------  --------       --------  --------
  ---------  ---------                                         --------  --------       --------  --------


REVENUES

The Company derives revenues primarily from the sale of enterprise servers and associated software products, disk drives, memory, expansion products, and warranty service contracts. Revenues for the third quarter and nine months ended September 30, 1996 were $10,571,000 and $41,033,000 compared to $17,237,000 and $44,608,000 for the third quarter and nine months ended September 30, 1995. The decrease in product revenues for the third quarter of 1996 compared to the third quarter of 1995 is primarily due to lower revenues across all product lines, including: a reduction of $2,400,000 from the ES Series product line primarily due to increased competition in the enterprise server market, a $3,000,000 reduction from the discontinued DS and Model Series product lines, and a $1,300,000 reduction in associated add-on products such as disk drives, memory and expansion products. The decrease in product revenues for the first nine months of 1996 compared to the first nine months of 1995 is due primarily to sales in 1995 of the discontinued DS and M Series product lines, resulting in a reduction of $4,800,000, partially offset by an increase in 1996 of sales of the ES series product line. The decrease in revenues for the third quarter of 1996 compared to the third quarter of 1995 occurred across all channels: a reduction of approximately $2,800,000 in the reseller channel and a $3,900,000 reduction in the OEM channel, primarily due to lower sales to Toshiba Corporation ("Toshiba") and Memorex Telex Corporation ("Memorex Telex"). The decrease in revenues for the first nine months of 1996 compared to the first nine months of 1995 occurred primarily in the reseller distribution channel, where revenues were reduced by approximately $8,000,000, partially offset by an increase in the OEM channel, primarily due to increased sales to Toshiba. Sales to Toshiba were 10.6% of revenues in the third quarter of 1996 compared to 13.9% in the third quarter of 1995 and 17.8% of revenues in the first nine months of 1996 compared to 9.2% in the first nine months of 1995. During the second quarter of 1996, the Company shipped the last low-end DS Series units ordered by Toshiba. Toshiba accounted for 18.2% of revenues in the second quarter of 1996. The Company believes that future DS product line sales to Toshiba will consist of spare parts and add-on products and future unit sales to Toshiba will depend on the
Company's ability to transition Toshiba to the ES Series product line.   The
Company anticipates that sales to Toshiba for the last quarter of 1996 will be significantly less than sales to Toshiba during the third quarter of 1996 in terms of amount and percent of the Company's revenues. Sales to Memorex Telex were 11.6% of revenues in the third quarter 1996 and 17.5% of revenues in the first nine months of 1996 compared to 17.6% in the third quarter of 1995 and 13.9% in the first nine months of 1995. In October 1996 Memorex Telex announced that it filed for protection under Chapter 11 and that it intends to sell its U.S. operation. Based on the Memorex Telex announcement, the Company took a charge of $1,700,000, or $.13 per share, in the third quarter of 1996 to increase its allowance for doubtful accounts based on the Memorex Telex announcement. Future sales to Memorex Telex will depend on the ability of Memorex Telex to obtain financing for its operations until it can sell its U.S. operation, and the ability of the Company to develop and maintain a relationship with any future owner.

GROSS MARGIN

Gross margin, as a percent of revenues, increased to 29% in the third quarter of 1996 and 28% for the first nine months of 1996 compared to 27% in the third quarter of 1995 and (8%) for the first nine months of 1995. The increase in gross margin for the first nine months of 1996 compared to 1995 was due primarily to the second quarter 1995 charge of $14,761,000 to cost of sales as described in Note 9. Excluding the second quarter 1995 charge, gross margin, as a percent of revenues, for the first nine months of 1995 was 25%. The increase in gross margin, as a percent of revenues, for the third quarter of 1996 compared to the third quarter of 1995 was primarily due to higher margin percentages on sales of the ES Series product line in 1996 because of lower manufacturing costs, lower inventory reserve adjustments and lower costs on certain purchased parts such as memory and disk drives. In addition, sales in 1995 of lower margin DS and Model Series units decreased 1995 margins as compared with 1996 margins.

RESEARCH AND DEVELOPMENT

Expenses for research and development consist primarily of compensation and related benefit costs, project expenses and depreciation on capital equipment used in the research and development process. Research and development expenses increased 12% to $1,885,000 for the third quarter of 1996 from $1,685,000 for the third quarter of 1995, primarily due to the charges associated with the purchase of assets of RDI Corporation, as described in Note 4. Research and development expenses decreased 7% to $5,649,000 for the first nine months of 1996 from $6,055,000 for the first nine months of 1995, due to the second quarter 1995 charge of $857,000 to research and development partially offset by the increased costs of development projects, including the charges associated with the purchase of assets of RDI Corporation.

SALES AND MARKETING

Sales and marketing expenses include compensation and benefits, sales commissions, travel, trade shows, marketing materials and programs and facility costs associated with worldwide sales offices. Sales and marketing expenses increased 6% to $4,944,000 for the third quarter of 1996 from $4,673,000 for the third quarter of 1995, primarily due to estimated expenses to close and consolidate foreign subsidiaries and sales offices. Sales and marketing expenses decreased 15% for the first nine months of 1996 to $14,787,000 from $17,411,000 in the first nine months of 1995, primarily due to the second quarter 1995 charge of $1,420,000, as discussed in Note 9 and the reduced costs in 1996 due to a second quarter 1995 reduction in the workforce of the Company's Japanese subsidiary, which was partially offset by 1996 estimated expenses associated with the close down and consolidation of foreign subsidiaries and sales offices.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased 135% to $2,575,000 for the third quarter of 1996 from $1,098,000 for the third quarter of 1995, primarily due to an increase in the allowance for doubtful accounts of $1,700,000 related to the filing of Chapter 11 by Memorex Telex as previously discussed, partially offset by lower costs for various expenses, including relocation costs and allowance for doubtful accounts on accounts other than Memorex Telex. General administrative expenses increased 4% to $4,977,000 for the first nine months of 1996 from $4,773,000 for the first nine months of 1995, due to the increase in the allowance for doubtful accounts in the third quarter of 1996, as described above, and a $400,000 charge in the second quarter of 1996 related to the class action lawsuit. These increases were partially offset by the second quarter 1995 charges of $1,028,000 and $630,000, as described in Note 9.

OTHER INCOME (EXPENSE), NET

Other income was $60,000 for the third quarter of 1996 compared to other expense of $322,000 for the third quarter of 1995. For the nine months of 1996 other income was $186,000 compared to other expense of $48,000 for the first nine months of 1995. The increase in other income for the third quarter and the first nine months are both primarily related to the decrease in foreign currency losses related to transactions with the Company's Japanese subsidiary, partially offset by reduced interest income on investments.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and short-term investments during the first nine months of 1996 was $6,312,000, including $4,409,000 of cash used in operating activities, due primarily to the net loss for the first nine months of 1996. As of September 30, 1996 and December 31, 1995, accounts receivable were $4,831,000 and $9,679,000, respectively. The average days sales outstanding ("DSO") at September 30, 1996, excluding Memorex Telex, were 44 days compared to 43 days at December 31, 1995. As of September 30, 1996 and December 31, 1995, inventories were $5,895,000 and $8,531,000, respectively. The Company turned inventory on an annualized basis approximately 5.4 times in the first nine months of 1996 compared to approximately 4.7 times in the fourth quarter of 1995, the first full quarter of build to order.

Net cash used in investing activities was $1,465,000 in the first nine months of 1996, primarily due to capital expenditures of $2,620,000, offset by proceeds from the maturity of short term investments of $1,000,000. Capital expenditures were primarily related to capitalization of internally-developed equipment for production, testing and demonstration purposes and purchase of production equipment. The Company currently plans purchases of capital equipment of approximately $200,000 during the last three months of 1996, which will either be purchased or internally-developed equipment, and will be used for research and development, demonstration purposes and test equipment. The Company has no material commitments for the purchase of capital equipment.

As of September 30, 1996, the Company had approximately $6,144,000 in cash and investments. The Company currently anticipates, based on its operating plan for the balance of 1996 and 1997, that its existing cash and investments, together with available borrowings under the revolving credit facility as described in Note 5, will be sufficient to satisfy the Company's cash requirements for such periods. The Company may also seek additional debt or equity capital. The ability of the Company to satisfy its actual cash requirements for such periods could differ materially from those expressed in the preceding forward-looking statement, as the Company's ability to satisfy its actual cash requirements is dependent on many factors, including the ability of the Company to achieve its planned operating results, the effects on the Company of the possible return of certain payments received from Memorex Telex as described in Note 3 and the ability to continue to develop relationships with existing and new resellers.

                           PART II. OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial data schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September 30, 1996.

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


                                   TRICORD SYSTEMS, INC.

                                       (REGISTRANT)



                                   By: /s/ Gregory T. Barnum
                                      ----------------------
                                      Gregory T. Barnum, Vice President
                                      of Finance & Administration
                                      (Principal Financial Officer)

                                   By: /s/ Marvin E. Dee
                                      ------------------
                                      Marvin E. Dee, V.P. of Finance & Treasurer
                                      (Principal Accounting Officer)

                                   Date:  November 7, 1996

                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Number                                                                    Number
------                                                                    ------

27.1      Financial data schedule                                           17