Form 10-K405
period 1996-12-31
TRICORD SYSTEMS INC /DE/
filed 1997-03-31
CIK 837166

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-K
   (MARK ONE)

      X ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366
                               ________________________

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


Securities registered pursuant to Section 12(b) of the Act:    None

Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.01 par value
                        Preferred Stock Purchase Rights
                               (Title of Class)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    ( X )

As of February 28, 1997, 13,407,130 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the closing price as reported by the Nasdaq National Market System), excluding shares beneficially owned by directors and executive officers, was approximately $9,897,319.

                         DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the Annual Report to Stockholders for the year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Parts II and IV to the extent specific pages are referred to herein. Portions of the proxy statement for the Annual Meeting of Stockholders to be held May 21, 1997 ("the Proxy Statement") are incorporated by reference into Part III, to the extent specific captions are referred to herein.

                                        PART I



ITEM 1.  BUSINESS


GENERAL

Historically, Tricord Systems, Inc. (the "Company") has been in the business of designing, manufacturing, marketing and supporting enterprise servers for use in mission critical applications running on industry standard network operating systems, principally Novell NetWare and Microsoft Windows NT*. The Company's products, which are sold under the name PowerFrame, are characterized by an open system design with emphasis on system management, fault tolerance, high performance, scalabilty and systems availability. PowerFrame enterprise servers are designed to operate efficiently as servers for personal computer ("PC") networks ranging from simple local area networks ("LANs") to large and complex networks running mission critical applications and communications functions.
The Company's products are sold primarily to value added resellers ("VARs") and system integrators, original equipment manufacturers ("OEMs") and international distributors.

In recent years, the number, size and complexity of LANs have increased
dramatically.   More sophisticated tasks, such as document and image processing and multimedia imaging, that historically have been run on mainframes or minicomputers are increasingly being implemented on LANs, and a number of enterprises are also implementing mission critical applications on networks. As organizations migrate toward enterprise networking, servers that perform more complex and mission critical tasks are increasingly required, and these "enterprise servers" need to offer the availability, scalability, upgradability and level of support that are characteristic of mainframes and minicomputers.

The costs associated with developing the enterprise servers required to meet the needs of these sophisticated networks and the costs of developing the increasingly sophisticated distribution channels needed have, in the face of increasing competition, become substantial. In September 1996, the Company engaged Smith Barney Inc. to assist it in exploring various alternatives, including the possibility of finding a strategic distribution partner or other strategic alliance to help with the costs of server and channel development. This effort was not successful. In February 1997, the Company determined that the costs associated with bringing its next generation Pentium Pro server product through final development to market and developing the appropriate distribution channels exceeded the available resources of the Company.




-------------
* "Tricord," "PowerFrame," "PowerBus," "AMS" and "IIP" are trademarks of the Company. This Annual Report on Form 10-K also includes trademarks of companies other than Tricord Systems, Inc.

As a result, the Company announced in February 1997 that it had decided to focus its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related input/output ("I/O") technology. I/O technology is a core competency of the Company and was one of the key differentiators of its enterprise server product line. Accordingly, specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's expertise in I/O software technology with the distributed file system software technology that the Company has been developing since its acquisition from Reliable Distributed Information Corporation ("RDI") in August 1996.

This evolution in the Company's strategy necessitated a reduction in the Company's workforce, affecting approximately 90 employees. The Company will continue to manufacture and sell its existing Pentium-based enterprise servers through 1997, and will honor warranty, service and support agreements. The revenues associated with the server business on an on-going basis, however, are expected to decline substantially and are anticipated to consist mainly of service, spare parts and upgrades.

SERVER PRODUCTS

The current PowerFrame enterprise server product line, which the Company will continue to manufacture and sell through 1997, consists of the PowerFrame ES/166 and ES/200. Each server offers a single enterprise server platform solution for high growth environments with large storage capacity requirements. The servers feature the Peripheral Component Interconnect ("PCI") Bridge Subsystem for high performance network serving and symmetric multiprocessing. The standard base configuration is an Intel Pentium 166 Mhz or 200 Mhz processor, a main memory subsystem, an Intel 486-based Intelligent Storage Subsystem ("ISS"), an Intelligent Management Subsystem and a Power and Cooling Subsystem. The servers can be scaled up to eight processors, six four-channel ISS, up to three gigabytes of main memory, and up to 201 Small Computer System Interface ("SCSI") peripherals.

The Company also markets hardware and software supplied to it by third-party suppliers to facilitate or accommodate the expansion of installed PowerFrame systems. Available hardware includes disk drives with capacities ranging from
2.1 gigabytes to 9.0 gigabytes, digital linear tape, 8mm tape and digital audio tape drives for backup, video monitors and various popular network interface cards. The Company also provides Novell NetWare and Microsoft Windows NT operating system software.

DISTRIBUTED DATA ACCESS AND MANAGEMENT PRODUCTS

    BACKGROUND AND MARKETS.

Data storage is a critical part of the computing infrastructure for most businesses. The Company believes that two major trends in data access and management will necessitate dramatic changes in data storage architecture. The first is increasing user demand for large amounts of data and the increasing complexity of applications used to manipulate that data. The second is the advent of clustered computing at the server, which makes possible storage architectures that enable access to a virtually infinite amount of storage with increased reliability and performance. Reflecting these trends, storage today accounts for approximately 35 percent of total systems costs, compared with 20 to 30 percent a few years ago.

Storage needs are also increasingly being provided by third party storage devices. Where at one time systems vendors controlled approximately 95 percent of storage revenues, that position is rapidly eroding in favor of third party storage devices. According to International Data Corporation ("IDC"), in 1996 approximately 60 percent of all storage revenues resulted from externally attached disk arrays and this percentage is expected to reach approximately 70 percent by the year 2000. This growth is anticipated to occur largely in the Windows NT operating system environment, which IDC predicts will experience significant growth over the next four years.

A 1996 IDC study found that approximately 35 percent of mid-range sites have or planned to purchase centralized storage. IDC now recommends that any site having 1,000 or more servers purchase storage apart from server purchases. There are four main reasons for this recommendation:

    - Most attached storage products can be accessed from multiple hosts, allowing users to share a common storage pool across servers having similar or different operating system environments.
    - Instead of adding storage to PCs and servers, users can place storage on a centralized storage array which, because such arrays are optimized for storage, provides higher performance.
    - More disk and physical units designed for maximum fault resilience provides better reliability.
    - Attached storage has lower life cycle costs due to lower maintenance and support costs, which can be as much as five times the initial purchase cost.

    TECHNOLOGY.

In a true distributed file system, all computers see the exact same image of all of the files that make up the file system, regardless of the number of disks used. All files can be accessed directly from any computer. Access requests need not go through a controlling server - access control resides in the storage device. A true distributed file system will enable data-intensive applications, such as web servers, to support significantly more users than they do today and will reduce the cost of shared storage for clusters of workstations and application servers. Additional storage can be added to a computing environment with minimal reconfiguration requirements, because server functions, such as an operating system, and other physical requirements, such as cooling fans, are not needed on the storage nodes.

Today, the interface between the Windows NT file system and storage devices is a disk block interface. Block I/O breaks files into many pieces of data, which are transferred between a server and a storage device. In the file system architecture being developed by the Company, the file system within the operating system will issue file requests (requests for an entire file) rather than block requests to a file intelligent controller. This file intelligent controller will consist of a circuit board with a PCI compatible connector that can plug into any PCI compatible server running Windows NT and will have an embedded processor that runs the Company's distributed file system software.
The file intelligent controller then interfaces with "file aware" storage nodes, which contain network interconnections and can make intelligent decisions regarding how and where the underlying block I/O should be performed.

Under this approach, the file system functions are split between the host and file aware storage nodes. This type of file intelligent I/O subsystem relieves host CPUs of I/O processing, which allows the host to perform at optimal levels, and handles much of the data congestion by balancing the processing load between the host CPU and the I/O subsystem.

    PRODUCTS UNDER DEVELOPMENT.

The Company currently intends to develop two products using this technology. The first product being developed is a Windows NT File Accelerator. This product will consist of a PCI adapter and high performance storage controller combined with the Company's file system software. It will also be available with a SCSI interface that can be used to attach a disk subsystem directly to the controller.

The File Accelerator will be designed to enhance system performance by implementing Windows NT file requests for data as file requests rather than as block requests. When the Windows NT file system requires data that is not stored in its cache, it will turn the request over to a Company-developed Windows NT device driver that submits file-level requests to storage devices via file intelligent controllers. Data can be stored on any disk on any storage node attached to the server, as disk space is shared using the PCI bus. Operating at the file level requires fewer disk accesses than would be the case for a block I/O interface and enables redundant array of inexpensive disk ("RAID") technology to be implemented across controllers and disks, providing for greater reliability.

The second product being developed is the Network Attached Storage Software, which consists of a high performance controller, which the Company intends to purchase from a third party, and the Company's file system software located on remote storage devices that are interconnected to multiple servers and storage devices via a system area network ("SAN"). This product extends the advantages of the Company's file system software by providing a single system image over multiple hosts and storage devices.

In the Company's implementation of this product, a file system would be distributed across multiple file aware storage units. File intelligent I/O controllers would be connected by a network - preferably a dedicated SAN - to the file aware network storage devices. These file intelligent controllers would use their knowledge of how a file is distributed to send an access request to the particular storage unit that has the data needed to process the request.

Performing file system actions in the storage nodes moves the processing load for file access out of the host processor, which both decreases response time for storage access and frees host CPU cycles for application processing. In many cases, the required data processing could be done on several storage devices in parallel, expediting further the response time. The Network Attached Storage Software could be connected directly to an open systems network with an SMB, NFS or HTTP interface (or combination of these) to provide file and web services to any machine on the network.

Because disk operations take place at the file level, reliability can also be implemented at the file level. RAID operations could then be implemented across a logical unit rather than a single physical unit by striping across system boundaries. This would result in a computing environment that is domain fault tolerant in the sense that there would be no single point of failure across hosts and storage nodes on the SAN.

The Network Attached Storage Software is being designed to support up to 70 gigabytes of disk capacity on a single controller. Expanding storage means plugging in another disk or storage node with the Network Attached Storage Software. The new unit's storage capacity would transparently and automatically be merged in with the storage capacity of the existing storage nodes with no configuration, backup or recovery needed. Since the underlying file system is distributed, the users on the network are presented with a single storage pool regardless of the number of storage nodes that are deployed.

The Company's products are being designed to be differentiated from other attached storage solutions in the following ways:

   - HIGH FUNCTION - To perform file level operations and provide distributed file system functionality across machines.

   - MULTI-HOST - To be enabled for both SANs and LANs and to be accessed by all machines on those networks.

   - LOW PRICE/HIGH PERFORMANCE RATIO - To provide high performance access to storage, while having a low price due to a storage architecture that requires no general purpose computing.

   - HIGHLY SCALEABLE - To provide storage that can be accessed by any host and that is limited by network bandwidth rather than by the size of a storage unit.

RESEARCH AND DEVELOPMENT

The Company performs all of its research and development activities at its headquarters in Plymouth, Minnesota. During 1996, 1995 and 1994, research and development expenses totaled approximately $7,264,000, $8,621,000 and $7,291,000, respectively, and related primarily to the design and development of the Company's enterprise servers. Of the research and development expenditures incurred during 1996, approximately $1,500,000 related to the I/O software technology and the distributed file system software technology that will be incorporated into the Company's distributed data access and management products. Given the Company's decision to discontinue research and development efforts with respect to enterprise servers, it is anticipated that future research and development expenditures will decrease significantly, with approximately 20 employees engaged in research and development activities.

SALES AND DISTRIBUTION

    SERVER PRODUCTS.

The Company distributes its enterprise servers worldwide through a select group of network-oriented resellers, including VARs and system integrators, OEMs and international distributors. These resellers provide system integration and software support for customers with needs varying from those of a small department-wide LAN to those of an enterprise-wide networking solution.

The Company assists its resellers in providing support in a variety of ways. In the United States, the Company's resellers are supported by regional sales offices located throughout the country. These sales offices are also responsible for recruiting and training resellers and assisting in the sales process. The Company provides additional support at its headquarters consisting of training, marketing and technical support. Because of the Company's decision in February 1997 to discontinue the development and marketing of enterprise servers, these regional sales offices will be closed during the second quarter of 1997, and all support will be provided by the Company's headquarters in Minneapolis.

Internationally, the Company had subsidiaries in Canada, France, Germany, Japan, The Netherlands and The United Kingdom that were used to distribute, support and market the Company's PowerFrame enterprise servers in these countries and other countries through resellers with characteristics similar to its domestic resellers. In the third quarter of 1996, the Company decided to close its subsidiaries in Japan and Mexico and to consolidate its European sales offices. Because of the Company's decision in February 1997 to discontinue the development and marketing of enterprise servers, it is anticipated that the Company will close and consolidate its remaining subsidiaries and sales offices in 1997. Support will be provided from the Company's headquarters. International sales for 1996, 1995 and 1994, including export sales from the United States to unaffiliated customers, were approximately 27.8%, 27.2% and 24.7% of revenues, respectively. OEM sales to Memorex Telex Corporation ("Memorex Telex") and to Sequent Computer Systems, Inc. ("Sequent") in 1996, 1995 and 1994 were all recorded as domestic sales for reporting purposes, although some of these systems were installed internationally. Memorex Telex filed for bankruptcy under Chapter 11 in October 1996.

The majority of the Company's enterprise servers sold through resellers are warranted against defects in materials and workmanship for three years (five years with respect to the disk drives). Enterprise servers sold under the Company's OEM agreement with Toshiba are warranted for a period of 90 days from date of installation.

    DISTRIBUTED DATA ACCESS AND MANAGEMENT PRODUCTS.

The Company currently intends to market its File Accelerator through OEMs. Initially, these products would be sold as a software license with per unit royalties from OEMs that wish to market the product as either a stand-alone product or as part of server or storage products. The software would include file system software and a Windows NT device driver that would interface with the file system running in the Windows NT operating system. These OEMs would incorporate this software into adapters or storage devices and sell a hardware/software storage solution to their customers. The Company is also exploring the potential for engaging manufacturing partners that would build controllers for OEMs that do not wish to manufacture the product.

The Company currently intends to market its Network Attached Storage Software with one or more OEM partners, many of whom also represent potential competitors for the Company's products. The most likely OEM partners would be software storage suppliers, computer system vendors, storage node vendors, disk drive manufacturers and disk controller vendors. Pursuant to these arrangements, the Company would license software components and/or its controller design. If the Company's products and its approach to distributed file systems gain market acceptance, the Company believes that its products could eventually be marketed using existing PC distribution networks, such as VAR channels.

COMPETITION

    SERVER PRODUCTS.

In the enterprise server business, the Company faces substantial competition from the manufacturers of several different types of products used as network servers. With respect to more fully configured enterprise servers for larger and more complex LANs and more sophisticated or mission critical applications, the Company competes indirectly with manufacturers of mainframes and minicomputers. In addition, certain manufacturers promote their mainframes and minicomputers as being appropriate for use as network servers. Competitors offering products in this market include International Business Machines Corporation, Digital Equipment Corporation, Hewlett-Packard Company and Sequent. The Company also competes in the market for complex LANs with other manufacturers of enterprise servers, including NetFRAME Systems Incorporated and Auspex Systems, Inc.

    DISTRIBUTED DATA ACCESS AND MANAGEMENT PRODUCTS.

With respect to the distributed data access and management products that the Company is currently developing, competitors include many of the same types of companies that represent potential OEM partners. In particular, potential competitors include current disk controller vendors such as Adaptec, Inc., Mylex Corporation, and ECCS, Inc. and network attached storage vendors such as Auspex Systems, Inc., Network Appliance, Inc. and EMC Corporation. The Company's ability to introduce and market its products could be adversely affected if one or more of these competitors elects to develop and market their own file intelligent I/O software or network attached storage controllers. Most of the Company's competitors are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company. Attaining a competitive position will require timely development of its products and continued investment by the Company in research and development and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to make the necessary technological advances.

MANUFACTURING

    SERVER PRODUCTS.

The Company subcontracts the manufacture, assembly and test of printed circuit boards, and the metal fabrication of cabinets for its enterprise servers, which will be discontinued during 1997. The Company has established a comprehensive testing and qualification program with the goal of ensuring that all subassemblies meet the Company's specifications and standards before final assembly and testing.

Substantially all of the steps in the manufacturing process other than final assembly and test are performed by the Company's subcontractors before receipt of a unit by the Company. Diagnostic tests, final assembly, burn-in, final configuration and final quality assurance tests currently are completed at the Company's manufacturing facility. The Company also provides and installs software if requested by its customers. The Company has implemented quality control policies that are reviewed and accepted by the Company's major suppliers and subcontractors. The Company believes that this procedure helps ensure a high-quality product. In October 1994, the Company became ISO 9001 certified and during 1996 had two standard compliance audits to maintain ISO 9001 certification.

The Company currently uses a subcontractor, SCI Corporation ("SCI"), to manufacture, assemble and test printed circuit boards for its enterprise servers. The Company also uses two metal fabrication subcontractors to manufacture the cabinets. These manufacturing arrangements are conducted on a purchase order basis. SCI purchases all parts and components necessary for the manufacture of the printed circuit boards and delivers complete tested boards to the Company. The metal fabrication subcontractors purchase all parts necessary for the manufacture of the metal cabinets and deliver the completed cabinets to the Company. The Company then performs final assembly, configuration and test before shipment to resellers and OEMs.

    DISTRIBUTED DATA ACCESS AND MANAGEMENT PRODUCTS.

The Company currently anticipates that it will license the manufacturing of its distributed data access and management products to OEMs or use a subcontractor to manufacture the distributed data access and management products for sale to those OEMs who do not want to manufacture the Company's products under a manufacturing license agreement.

BACKLOG

The Company's backlog as of December 31, 1996 and 1995 was approximately $1,885,000 and $9,341,000, respectively. Backlog includes those units for which a customer has specified delivery within six months. Because of the Company's decision to discontinue the development and marketing of enterprise servers, it is anticipated that backlog will decrease significantly in 1997.

INTELLECTUAL PROPERTY

Although the Company does not currently hold any patents, it has several patent applications pending with respect to its enterprise server products and I/O technology. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its products. The Company believes that, because of the rapid pace of technological change in the networking industry, legal protection of its proprietary information is less significant to the Company's competitive position than factors such as the Company's strategy; the knowledge, ability and experience of the Company's personnel; new product development; market recognition; and ongoing product maintenance and support. Without legal protection, however, it may be possible for unauthorized third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful, and the failure or inability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

There can also be no assurance that third parties will not assert intellectual property infringement claims against the Company. Although no litigation related to any such matter is currently pending against the Company, there can be no assurance that none will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or that the Company would be able to obtain any necessary licenses on reasonable terms or at all. The Company is currently in discussions with a third party concerning the potential infringement by the Company of such third party's patents. The Company believes, however, that the results of these discussions will not have a material impact on its results of operations.

TEAM MEMBERS

As of December 31, 1996, the Company had 156 full-time team members, including 64 in marketing, sales and support services, 36 in research and development, 29 in manufacturing and operations, and 27 in corporate operations.

On February 12, 1997, the Company announced that its decision to discontinue the development and marketing of enterprise servers would result in substantial lay-offs. The Company anticipates that these lay-offs will effect approximately 90 employees. The Company's future success depends to a significant extent upon the performance of its executive officers and other key personnel. The future success of the Company will also depend in large part upon its ability to continue to attract and retain highly skilled and qualified personnel. None of the Company's team members are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its team members are good.

CERTAIN IMPORTANT FACTORS

In addition to the factors identified above, set forth below are several important factors that could cause the Company's actual results to materially differ from those anticipated by the Company or which are reflected in any forward-looking statements of the Company. For this purpose, any statements that are not statements of historical fact may be deemed to be forward-looking statements. In addition to statements specifically identified as such, words such as "may," "will," "expect," "believe," "anticipate," "estimate," or "continue," or comparable terminology, are intended to identify forward-looking statements.

- The market for distributed file system products for the Windows NT environment is new and developing and currently comprises only a small portion of the storage market. The Company believes that its future success will depend upon the continued growth and acceptance of the Windows NT operating system and the growth in demand for attached storage. In addition the Company's success is dependent upon its ability to develop, test and release products for this market on a timely basis.

- The market for storage products currently is characterized by rapid technological change and evolving industry standards and is expected to be highly competitive with respect to timing of product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render products, either existing or under development, obsolete and unmarketable. The Company's success is dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and enhanced products on a timely basis. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected.
- The Company's success is dependent on its ability to generate adequate cash to fund operations in 1997, which in turn will depend on its ability to sell its remaining enterprise server inventory and control its operating expenses. The Company's cash requirements could also be affected adversely to the extent that the Company is required to return payments made by Memorex Telex to the Company prior to the Chapter 11 bankruptcy filing of Memorex Telex.
- The Company currently intends to market its distributed access and management products through one or more OEM relationships, and the failure to establish such relationships on acceptable terms could adversely affect the Company's ability to introduce and market such products successfully.
- Many of the Company's competitors in the market for Windows NT storage products are the same companies that represent potential OEM partners.
    The Company's ability to introduce and market its products could be adversely affected if one or more of these competitors elects to develop and market their own products.

ITEM 2.  PROPERTIES

The Company's principal administrative, sales, marketing and research and development activities are performed in its 167,000 square foot headquarters facility in Plymouth, Minnesota. The Company first occupied this facility in December 1994. The lease for this facility expires in December 2004 with an option to renew for five years. Because of the Company's decision in February 1997 to discontinue the development and marketing of enterprise servers, the Company is currently working with its landlord to sub-lease all or a portion of this facility. The Company expects that its future facility needs will be approximately 25,000 square feet.

In addition to its Plymouth, Minnesota facilities, the Company has 13 offices in key U.S. metropolitan areas and offices in Japan and The United Kingdom, which provide technical support to its resellers. The U.S. offices are located in California, Colorado, Florida, Georgia, Illinois, Massachusetts, Michigan, Missouri, Pennsylvania, Virginia and Texas. Lease commitments for these U.S. offices are short-term (six to twelve months). By the end of the second quarter of 1997, the Company expects to have terminated all of these domestic and international facility leases.

The Company's subsidiary, Tricord Systems Europe PLC, leases office space in Reading, England. The lease for this 1,200 square foot facility expires in December 1998.

ITEM 3.  LEGAL PROCEEDINGS

In July 1994, the Company received notice that class action complaints had been filed against the Company and certain of its directors and officers in U. S. District Court in Minnesota. The complaints were filed following the Company's announcement that second quarter 1994 results would be below analysts' expectations. The complaints were consolidated into one class action lawsuit which alleged that the Company and the individual defendants violated federal securities statutes by fraudulently inflating the price of the Company's stock. The Company does maintain director and officer insurance coverage for claims of this nature. The Company included a $250,000, or $0.02 per share, charge in the fourth quarter of 1995 as the Company's estimate of its share of the cost for the eventual resolution or settlement of the outstanding class action matter.

In July 1996, one of the insurance carriers assumed complete defense of this matter for the Company and the individual defendants and agreed to hold all defendants harmless against any further liability with respect to the matter in exchange for the Company's deposit of $400,000 into an escrow account and making available warrants to purchase 100,000 shares of the Company's common stock at an exercise price of $6.00 per share. Included in the 1996 loss is a $400,000, or $0.03 per share charge, consisting of the additional $150,000 charge and a $250,000 charge relating to the estimated fair value of the warrants.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of February 28, 1997 are as follows:

    NAME                AGE         POSITION
    ----                ---         --------
John J. Mitcham          55    President and Chief Executive Officer
                                 and Director
Gregory T. Barnum        42    Senior Vice President of Finance and
                                 Administration, Chief Financial Officer and
                                 Secretary
Dr. Charles C. Devor     48    Vice President, General Manager, Server Unit

David S. Huyink          48       Vice President, Chief Quality Officer
Joan M. Wrabetz          36       Vice President, General Manager, Storage
                                    Products


Mr. Mitcham has served as President and Chief Executive Officer and as a director of the Company since joining the Company in May 1995. From 1989 to 1995, Mr. Mitcham was President and Chief Executive Officer of AT&T Paradyne Corporation. Prior to 1989, Mr. Mitcham was President of Paradyne Corporation and served in executive positions with IBM Corporation, Rolm Corporation, Memorex Telex Corporation and Texas Instruments Corporation.

Mr. Barnum has served as the Company's Senior Vice President of Finance and Administration, Chief Financial Officer and Secretary since September 1992. From July 1989 to September 1992, Mr. Barnum served as Executive Vice President of Finance, Chief Financial Officer, Secretary and Treasurer of Cray Computer Corporation, a supercomputer manufacturer.

Mr. Devor has served as the Company's Vice President, General Manager, Server Unit, since January 1997 and as Vice President of Systems Development from July 1995 to January 1997. Since September 1993, Mr. Devor had served as President of The Active Mind, a retail business that specializes in computer hardware and software classes and personal electronics. From September 1991 to September 1993, Mr. Devor served as Vice President of Enterprise Re-engineering Business Unit at Integris Systems Integration. From October 1978 to September 1991, Mr. Devor was employed by Bull HN Information Services, Inc. in various management positions.

Mr. Huyink has served as the Company's Vice President, Chief Quality Officer since October 1995. From March 1993 to October 1995, Mr. Huyink served as Quality System Director of Network Systems Corporation, a computer networking company. From June 1992 to March 1993, Mr. Huyink was employed by AT&T Global Information Solutions ("AT&T GIS") as Quality Assurance Director. From 1983 to June 1992, Mr. Huyink was employed by AT&T GIS and NCR Corporation in various quality-related management positions.

Ms. Wrabetz has served as the Company's Vice President, General Manager, Storage Products, since January 1997, and as Vice President of Marketing from August 1996 to January 1997 and as Vice President, Business Development from December 1995 to August 1996. From January 1990 to December 1995, Ms. Wrabetz served as President and Chief Executive Officer of Aggregate Computing, Inc., a software development company.

                                       PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information under the caption "Investor Information" on page 35 of the Annual Report. During the fourth quarter of 1996, there were no unregistered sales by the Company of its equity securities.


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to the information under the caption "Historical Financial Summary" on page 7 of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" on pages 8 through 16 of the Annual Report.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of its independent accountants are incorporated by reference to pages 18 through 34 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information regarding the Company's directors required by this Item is incorporated by reference to the Company's Proxy Statement under the captions "Election of Directors" and "Section 16(a) Beneficial Ownership Reporting Compliance."

Information regarding the Company's executive officers is included in Part I hereof under the caption "Item 4A. Executive Officers of the Company" and is incorporated by reference into this Item 10.


ITEM 11.   EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the caption "Executive Compensation."


ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the captions "Security Ownership of Certain Beneficial Owners and Management" and "Election of Directors."


ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                       PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED WITH REPORT

    1.   Financial Statements

         The following Financial Statements and Report of Independent Accountants are incorporated by reference to pages 18 through 34 of the Annual Report.

               Report of Independent Accountants

               Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994.

               Consolidated Balance Sheets - December 31, 1996 and 1995.

               Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.

               Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1996, 1995 and 1994.

               Notes to Consolidated Financial Statements.


    2.   Financial Statement Schedule

         The following financial statement schedule and report of independent accountants thereon should be read in conjunction with the consolidated financial statements and the notes thereto referred to above.

                                                                   PAGE
                                                                   -----
              Report of Independent Accountants                      19
              Schedule II - Valuation and Qualifying Accounts        20

    3.   Exhibits

         The Exhibits to this Report are listed in the Exhibit Index on pages 22 to 24 below.

         A copy of any of the exhibits will be furnished at a reasonable cost to any shareholder of the Company, upon receipt from any such shareholder of a written request for any such exhibit. Such request should be sent to Tricord Systems, Inc., 2800 Northwest Blvd., Plymouth Minnesota 55441; Attention: Investor Relations.

         The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

         1.  1992 Stock Incentive Plan, as amended effective February 2,
               1994. (c)
         2.  1987 Omnibus Stock Option Plan. (a)
         3. 1992 Non-Employee Director Stock Option Plan, as amended effective October 26, 1995. (f)
         4. Employment Agreement, dated October 19, 1993, between the Company and James D. Edwards. (c)
         5.  1994 Employee Stock Purchase Plan. (b)
         6.  1995 Stock Incentive Plan. (d)
         7.  Employment Agreement, dated May 2, 1995, between the
               Company and John J. Mitcham. (e)
         8.  Change in Control Agreements, dated September 13,
               1996, between the Company and Certain Officers of the Company (g)
         9.  Severance Agreement, dated February 8, 1997, between the
               Company and Gregory T. Barnum (g)
        10.  Severance Agreement, dated February 8, 1997, between the
               Company and Charles C. Devor (g)

------------------------

        (a) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-48733).
        (b) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-76532).
        (c) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K For the Year Ended December
                31, 1993.
        (d) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
       (e) Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended

              March 31, 1995 (File No. 0-21366).

       (f) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K for the year ended December
              31, 1995.
        (g)  Filed herewith.

(b) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1996.

                          REPORT OF INDEPENDENT ACCOUNTANTS


To the Stockholders and
Board of Directors of
Tricord Systems, Inc.

Our report on the consolidated financial statements of Tricord Systems, Inc. has been incorporated by reference in this Form 10-K from page 18 of the 1996 Annual Report to Stockholders of Tricord Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 16 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

As discussed in Note 2 to the consolidated financial statements, in February 1997, the Company announced a change in its future business focus.




                                  COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
February 18, 1997

                   SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                  FOR THE YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994 (in thousands)

                               Balance at    Additions    Deductions     Balance
                              Beginning of   Charged to     from       at End of
Description                    Period         Expense     Allowance      Period
-----------                   ------------  -----------   ----------   ---------

Year ended December 31, 1996
 Allowance for doubtful accounts
 (deducted from accounts
  receivable)                     $ 1,576         2,028      (760)(1)      2,844

  Inventory obsolescence
  reserve (deducted from
  inventory)                        9,684           994    (3,348)(2)      7,330

Year ended December 31, 1995
  Allowance for doubtful accounts
  (deducted from accounts
  receivable)                         573         1,521(3)    (518)        1,576

  Inventory obsolescence reserve
  (deducted from inventory)           900        15,942(4)  (7,158)        9,684

Year ended December 31, 1994
  Allowance for doubtful accounts
  (deducted from accounts receivable) 472           382       (281)          573

  Inventory obsolescence reserve
  (deducted from inventory)         1,431           677     (1,208)          900

Notes:
(1) Includes a credit of $366 included in restructure and related charges (credits).
(2) Includes a credit of $1,173 included in restructure and related charges (credits).
(3) Includes a charge of $903 included in restructure and related charges
(4) Includes a charge of $14,488 included in restructure and related charges

                                      SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 1997.

                             TRICORD SYSTEMS, INC.

                             By /S/ JOHN J. MITCHAM
                                ---------------------------
                                John J. Mitcham
                                President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 1997.

         SIGNATURES                         TITLE
         ----------                         ------

/S/ John J. Mitcham          President and Chief Executive Officer
--------------------         (Principal Executive Officer) and Director
    John J. Mitcham

                             Senior Vice President of Finance and
/S/ Gregory T. Barnum        Administration, Chief Financial Officer and
---------------------
   Gregory T. Barnum         Secretary (Principal Financial Officer)

/S/ Marvin E. Dee            Vice President of Finance and Treasurer
---------------------        (Principal Accounting  Officer)
  Marvin E. Dee


/S/ Yuval Almog                Chairman of the Board
---------------------
    Yuval Almog

/S/ Jeffrey O. Henley           Director
----------------------
   Jeffrey O. Henley

/S/ Donald L. Lucas             Director
----------------------
  Donald L. Lucas

                                TRICORD SYSTEMS, INC.
                                _____________________

                     EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                         FOR THE YEAR ENDED DECEMBER 31, 1996
                                ______________________

ITEM                                                                    PAGE
NUMBER                          ITEM                                   NUMBER
---------                       -----                                  -------

  3.1     Certificate of Incorporation (a)
  3.2     Bylaws (a)
  4.1     Rights Agreement (g)
 10.1     1992 Stock Incentive Plan, as amended effective
          February 2, 1994 (c)
 10.2     1987 Omnibus Stock Option Plan (a)
 10.3     1992 Non-Employee Director Stock Option Plan, as
            amended effective October 26, 1995 (g)
 10.4     1994 Employee Stock Purchase Plan (b)
 10.5 Supply Agreement, dated February 19, 1992, between the Company and Memorex Telex Distribution N. V. (a)
10.10     Product License Agreement, dated April 25, 1991,
            between the Company and Kubota (a)
10.11     Manufacturing Agreement, dated April 25, 1991,
            between the Company and Kubota (a)
10.12     Servicing Agreement, dated April 1, 1990, as amended,
            between the Company and General Electric Company (a)
10.13     Servicing Contract, dated August 5, 1991, between the
            Company and Digital Service Corporation (a)
10.14     Loan Agreement, dated April 1, 1992, between Tricord
            KK and Sumitomo Bank KK (a)
10.15     Revolving Credit Agreement, dated December 6, 1991,
            between the Company, Silicon Valley Bank and NED
            Delaware Co., Limited (a)
10.16     Employment Agreement, dated October 19, 1993, between
           the Company and James D. Edwards (c)
10.17 OEM Agreement, dated December 17, 1992, as amended, between the Company and Sequent Computer Systems, Inc. (a)
10.18    Warrants of the Company, dated December 18, 1992,
           issued to Sequent Computer Systems, Inc. (a)
10.19    Form of Indemnification Agreement (a)
10.20 Servicing Contract, dated February 26, 1993, between the Company and Bull HN Information Systems, Inc. (a)
10.21    Lease Agreement, dated May 4, 1994, between the
           Company and Meridian Properties Real Estate
           Development Limited Partnership (d)

ITEM                                                                    PAGE
NUMBER                          ITEM                                   NUMBER
---------                       -----                                  -------

10.22     Credit Agreement, dated November 21, 1994, between
            the Company and Norwest Bank Minnesota, National
            Association (d)
10.23     1995 Stock Incentive Plan (e)
10.24     Employment Agreement, dated May 2, 1995, between
            the Company and John J. Mitcham (f)
10.25     Loan and Security Agreement, dated August 9, 1996,
            between the Company and Silicon Valley Bank (h)
10.26     Change of Control Agreements, dated September 13, 1996,
            between the Company and Certain Officers of the Company (i)
10.27     Severance Agreement, dated February 8, 1997, between the
            Company and Gregory T. Barnum (i)
10.28     Severance Agreement, dated February 8, 1997, between the
            Company and Charles C. Devor (i)
10.29     Defense and Indemnification Agreement, dated July 8, 1996, between and among the Company, James D. Edwards, Gregory T. Barnum, John H. Crawford and John P. Guider,
            The Home Insurance Company of Illinois, Progressive
            Casualty Insurance Company, Underwriters at Lloyd's, London, and the General Reinsurance Corporation (i)
13.1      Annual Report to Stockholders for the year ended
            December 31, 1996 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K) (i)
21.1      Subsidiaries of the Company (i)

23.1      Consent of Independent Accountants (i)
27.1      Financial Data Schedule (i)

____________________________________________________________________

       (a)    Incorporated by reference to the exhibits to the Company's
                   Registration  Statement on Form S-1 (File No. 33-48733).
       (b)    Incorporated by reference to the exhibits to the Company's
                   Registration
                  Statement on Form S-8 (File No. 33-76532).
       (c)    Incorporated by reference to the exhibits to the Company's
                  Annual Report on Form 10-K For the Year Ended
                  December 31, 1993 (File No. 0-21366).
       (d)    Incorporated by reference to the exhibits to the Company's
                  Quarterly Report on Form 10-Q For the Quarter Ended June 30, 1994 (File No. 0-21366).
       (e)    Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1994.
       (f)    Incorporated by reference to the exhibits to the Company's
                  Quarterly
              Report on Form 10-Q For the Quarter Ended March 31, 1995
                  (File No.

                  0-21366).
       (g)    Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1995.
       (h)   Incorporated by reference to the exhibits to the Company's
                  Quarterly Report on Form 10-Q For the Quarter Ended June 30, 1966 (File No. 0-21366).
       (i)   Filed herewith.