Form 10-Q
period 1997-03-31
TRICORD SYSTEMS INC /DE/
filed 1997-05-15
CIK 837166

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
  ---    SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                                TRICORD SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                            41-1590621
    -------------------------------          -----------------------
    (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

          2800 NORTHWEST BOULEVARD, PLYMOUTH, MINNESOTA       55441
          ---------------------------------------------    ------------
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

             YES      X          NO
                     ---                ---

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                 OUTSTANDING AT
               CLASS                             MARCH 31, 1997
               -----                             --------------
           Common Stock,
           $.01 par value                          13,407,130

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                             PART 1. FINANCIAL INFORMATION

                              ITEM 1: FINANCIAL STATEMENTS

                                 TRICORD SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (UNAUDITED)



                                                    Three Months Ended March 31,
                                                    ----------------------------
(in thousands, except per share data)                  1997              1996
                                                    ----------         ---------
Revenues                                             $  4,873            18,450

Cost of goods sold                                      4,916            12,608
                                                    ----------         ---------

       Gross margin                                       (43)            5,842
                                                    ----------         ---------

Operating expenses:
    Research and development                            1,783             1,974
    Sales and marketing                                 2,394             4,890
    General and administrative                            720               999
                                                    ----------         ---------
                                                        4,897             7,863
                                                    ----------         ---------

       Operating loss                                  (4,940)           (2,021)
                                                    ----------         ---------

Other income (expense):
    Interest income                                        55               128
    Interest expense                                        -                 -
    Other, net                                           (264)              (30)
                                                    ----------         ---------
                                                         (209)               98
                                                    ----------         ---------

       Net loss                                     $  (5,149)           (1,923)
                                                    ----------         ---------
                                                    ----------         ---------

       Net loss per share                           $   (0.38)            (0.14)
                                                    ----------         ---------
                                                    ----------         ---------

       Average common shares outstanding               13,407            13,275
                                                    ----------         ---------
                                                    ----------         ---------


           See accompanying notes to consolidated financial statements.

                               TRICORD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                      ASSETS

                                                       March 31,    December 31,
(in thousands, except per share data)                    1997          1996
                                                     -----------    -----------
                                                     (unaudited)
Current assets:
    Cash and cash equivalents                        $    4,168         5,711
    Accounts receivable, net                              1,781         4,636
    Inventories                                           4,659         4,984
    Other current assets                                    478           572
                                                     -----------    -----------
       Total current assets                              11,086        15,903

Equipment and improvements, net                           4,258         5,717

Other assets                                                258           318
                                                     -----------    -----------

       Total Assets                                  $   15,602        21,938
                                                     -----------    -----------
                                                     -----------    -----------



                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                 $    2,422         2,897
    Accrued payroll, benefits and related taxes             799         1,275
    Deferred revenue                                      1,053         1,045
    Other accrued expenses                                1,810         2,546
                                                     -----------    -----------
       Total current liabilities                          6,084         7,763

Stockholders' equity:
    Common stock, $.01 par value; 27,000 shares
     authorized, 13,407 shares issued and
     outstanding                                            134           134
    Additional paid-in capital                           77,538        77,522
    Cumulative translation adjustments                      220          (256)
    Accumulated deficit                                 (68,374)      (63,225)
                                                     -----------    -----------
       Total stockholders' equity                         9,518        14,175
                                                     -----------    -----------

         Total Liabilities and Stockholders' Equity  $   15,602        21,938
                                                     -----------    -----------
                                                     -----------    -----------


              See accompanying notes to consolidated financial statements.

                                 TRICORD SYSTEMS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                   Three Months Ended March 31,
                                                   ----------------------------
(In thousands)                                         1997          1996
                                                   -----------   -----------

Cash flows from operating activities:
  Net loss                                          $  (5,149)      (1,923)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Depreciation and amortization                      1,279        1,182
     Loss on disposal of equipment                        247            -
     Provision for losses on accounts receivable           75           60
     Provision for losses on inventories                  416           83
     Other                                                330           (1)
     Changes in operating assets and liabilities:
       Accounts receivable                              2,780         (983)
       Inventories                                        (91)         493
       Other current assets                                94         (335)
       Accounts payable                                  (475)          41
       Accrued payroll, benefits and related taxes       (476)         111
       Deferred revenues and other accrued expenses      (728)          18
                                                   -----------   -----------
         Net cash used in operating activities         (1,698)      (1,254)
                                                   -----------   -----------
Cash flows from investing activities:
  Purchase of short-term investments                        -       (1,000)
  Proceeds from maturities of short-term
    investments                                             -        1,000
  Capital expenditures                                   (381)        (748)
  Change in other assets                                   60         (110)
                                                   -----------   -----------
         Net cash used in investing activities           (321)        (858)
                                                   -----------   -----------
Cash flows from financing activities:
  Stock option transactions                                 -            3
                                                   -----------   -----------
         Net cash provided by financing activities          -            3
                                                   -----------   -----------
Effect of exchange rate changes on cash                   476          311
                                                   -----------   -----------
Net decrease in cash and cash equivalents              (1,543)      (1,798)
Cash and cash equivalents at beginning of period        5,711       11,456
                                                   -----------   -----------

Cash and cash equivalents at end of period         $    4,168        9,658
                                                   -----------   -----------
                                                   -----------   -----------

       See accompanying notes to consolidated financial statements.

                                TRICORD SYSTEMS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at March 31, 1997, and of consolidated results of operations and cash flows for the interim periods ended March 31, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1996, which were incorporated by reference in its 1996 Form 10-K Annual Report. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year or any future quarters.

2.  BALANCE SHEET INFORMATION

                                       March 31, 1997    December 31, 1996
                                       --------------    -----------------
                                        (unaudited)

   Accounts receivable, net:
   Accounts receivable                   $  4,595              7,480
   Allowance for doubtful accounts         (2,814)            (2,844)
                                         --------             ------
                                         $  1,781              4,636
                                         --------             ------
                                         --------             ------

   Inventories:
     Raw materials                       $  3,080              3,658
     Work-in-process                        3,791              4,696
     Finished goods                         2,525              3,194
     Evaluation units                          81                 11
     Spare parts                            2,574                755
     Inventory reserves                    (7,392)            (7,330)
                                         --------             ------
                                         $  4,659              4,984
                                         --------             ------
                                         --------             ------


3. CHANGE IN BUSINESS FOCUS

In February 1997, the Company announced that its effort to find strategic alternatives, including the possibility of finding a strategic partner, to strengthen the Company's probability of success in the server market was not successful. The Company also announced that it would not bring its next generation server to market because the costs associated with bringing future server products through final development to market exceeded the available resources of the Company. Instead, the Company will focus its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related I/O ("input/output") technology. Specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's historical I/O technology and related expertise with the distributed file system technology that the Company has been developing since its acquisition of such additional technology in 1996. This evolution in the Company's strategy necessitated a reduction in the Company's workforce, affecting approximately 90 employees. The Company intends to manufacture and sell its Pentium-based enterprise server product line through 1997, and to honor its warranty, service and support agreements. The Company does not expect any significant charges for the remainder of 1997 as a result of this action.

The Company does not anticipate any significant revenues from the development of products related to the distributed data access and management products in 1997.

Because of the Company's announcement in February 1997 that it was discontinuing development of its next generation enterprise server and would sell its current line of enterprise servers only through 1997, the Company is currently evaluating its cash requirements. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents, together with funds generated from the sale of its current line of enterprise servers, will be sufficient to fund its operations for the remainder of 1997. The Company expects to seek additional capital through a number of different sources, including sales of assets and technology and OEM or other strategic investments or alliances.

4. MAJOR CUSTOMERS

Memorex Telex Corporation ("Memorex Telex") accounted for 6.4% of the Company's revenues for the first quarter of 1997 compared to 27.8% in the first quarter of 1996. First quarter 1997 Memorex Telex revenues were primarily from European foreign subsidiaries due to the fourth quarter 1996 Chapter 11 bankruptcy filing of the Memorex Telex domestic operations. There were no revenues from Toshiba Corporation in the first quarter of 1997 compared to 21.7% of the Company's revenues for the first quarter of 1996. Sales to Connect Computer Corporation, a reseller, were 3.1% of revenues for the first quarter of 1997 compared to 11.5% for the first quarter of 1996.

5. LEGAL PROCEEDING - MEMOREX TELEX CORPORATION CHAPTER 11 BANKRUPTCY

In May 1997 the Company received a notice that a complaint had been filed against the Company in the U.S. Bankruptcy Court in Delaware regarding certain payments made to the Company by Memorex Telex Corporation ("Memorex Telex") within 90 days prior to the October 15, 1996 Chapter 11 bankruptcy filing by Memorex Telex. The complaint alleges that these payments are avoidable transfers under the Bankruptcy code and seeks return of approximately $1,300,000 from the Company, together with interest and attorney's fees and expenses. The Company believes that certain defenses are available to it with respect to all or some of these amounts, and has instructed its counsel to defend this action vigorously. If the Company is required to return all or some of these payments, depending on the amount and the timing, any such repayments could have a material adverse effect on the Company's future operations, cash flows and financial condition. Given the early stage of this action, no provision has been made for this matter as of March 31, 1997.

6. REVOLVING CREDIT FACILITY

As of March 31, 1997, the Company was in default of the covenant under its revolving credit facility that required the Company to maintain not less than $10,000,000 of tangible net worth. As of March 31, 1997, the Company has no borrowings under the revolving credit facility and has had no borrowings under the revolving credit facility in 1997 and 1996. The revolving credit facility is based on eligible accounts receivable balances, and, based on the change in business focus announced by the Company in February 1997, is not estimated to be available to the Company at any time during the remainder of 1997.

7. NEW ACCOUNTING STANDARD

The Company plans to adopt the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share", in the fourth quarter of 1997. The Company does not believe that the adoption of this new accounting standard will have a significant impact on its financial statements.

                                     ITEM 2:

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

The Company historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT and Novell NetWare. The Company's enterprise servers are characterized by an open-system design, emphasizing system management, high availability, high performance and scalability.

In February 1997, the Company announced that its effort to explore strategic alternatives, including the possibility of finding a strategic partner, to strengthen the Company's probability of success in the server market was not successful. The Company also announced that it would therefore not bring its next generation server to market because the costs associated with bringing future server products through final development to market exceeded the available resources of the Company. Instead, the Company is focusing its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related I/O ("input/output") technology. I/O technology is a core competency of the Company and was one of the key differentiators of its enterprise server product line. Accordingly, specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's expertise in I/O technology with the distributed file system technology that the Company has been developing since the Company acquired such technology in August 1996. This evolution in the Company's strategy necessitated a reduction in the Company's workforce in February 1997, affecting approximately 90 employees. The Company intends to manufacture and sell its Pentium-based enterprise server product line through 1997, and will honor its warranty, service and support agreements. The Company does not expect any significant charges for the remainder of 1997 as a result of this action.

In addition to the factors described below, the Company's operating results could materially differ from those anticipated by the Company based upon the following factors: the continued growth and acceptance of the Windows NT operating system and the growth in demand for attached storage; the Company's ability to develop, test and release its new products for this market on a timely basis; the ability of the Company to anticipate changes in technology and industry standards on a timely basis; the Company's ability to generate adequate cash to fund operations, which in turn will depend on its ability to sell a sufficient amount of its remaining enterprise server inventory and control operating expenses; the Company's ability to successfully establish one or more OEM relationships in order for the Company to introduce and market its distributed data access and management products; and competition from other companies in the Windows NT storage products market.

RESULTS OF OPERATIONS

The following table sets forth the percentage increase (decrease) and the percentage of revenues represented by certain line items in the Company's unaudited Consolidated Statements of Operations for the periods indicated:


    Percentage                                      Percentage of Revenues
Increase (Decrease)                                 ----------------------
   1996 to 1997                                           Three Months
-------------------                                      Ended March 31
      Three                                         ----------------------
     Months                                           1997            1996
    --------                                         ------          ------

     (74)%   Revenues. . . . . . . . . . . . .        100%            100%
     (61)    Cost of goods sold. . . . . . . .        101              68
    -------                                          ------          ------

    (101)    Gross margin. . . . . . . . . . .         (1)             32
    -------                                          ------          ------
             Operating expenses:
     (10)      Research and development. . . .         37              11
     (51)      Sales and marketing . . . . . .         49              27
     (28)      General and administrative. . .         15               5
    -------                                          ------          ------

     (38)        Total operating expenses. . .        101              43
    -------                                          ------          ------

    (144)      Operating loss. . . . . . . . .       (102)            (11)
     313     Other income (expense), net.. . .         (4)              1
    -------                                          ------          ------

    (168)%   Net loss. . . . . . . . . . . . .       (106)%           (10)%
    -------                                          ------          ------
    -------                                          ------          ------

REVENUES

Revenues for the first quarter ended March 31, 1997 were $4,873,000 compared to $18,450,000 for the first quarter ended March 31, 1996. The decrease in product revenues for the first quarter of 1997 compared to the first quarter of 1996 is primarily due to the Company's announcement, as discussed above, that it would not bring its next generation server to market; a $9,200,000 reduction in the ES Series product line, primarily due to increased competition in the enterprise server market; a $2,400,000 reduction in associated add-on products such as disk drives, memory and expansion products; and a $2,000,000 reduction in the discontinued DS and Model Series product lines. The decrease in revenues for the first quarter of 1997 compared to the first quarter of 1996 occurred across all distribution channels: a reduction of approximately $4,100,000 in the reseller channel and a $9,500,000 reduction in the OEM channel. Memorex Telex Corporation ("Memorex Telex") accounted for 6.4% of the Company's revenues for the first quarter of 1997 compared to 27.8% in the first quarter of 1996. First quarter 1997 Memorex Telex revenues were primarily from European foreign subsidiaries due to the fourth quarter 1996 Chapter 11 bankruptcy filing of the Memorex Telex domestic operations. There were no revenues from Toshiba Corporation ("Toshiba") in the first quarter of 1997 compared to 21.7% of the Company's revenues for the first quarter of 1996. Sales to Connect Computer Corporation, a reseller, were

3.1% of revenues for the first quarter of 1997 compared to 11.5% for the first quarter of 1996.

The Company currently anticipates that revenues will be significantly less in 1997 compared to the corresponding 1996 periods as the Company focuses its resources on developing its distributed data access and management products and enterprise server sales are basically limited to the Company's remaining inventory. The Company intends to manufacture its enterprise server product line through 1997 as long as there is sufficient customer demand and materials are available. In addition, the Company will sell spares and expansion products as long as materials are available. The Company does not anticipate any significant revenues in 1997 from the sale or license of its distributed data access and management products, which have yet to be fully developed. Actual 1997 revenues could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including whether anticipated demand in 1997 for the Company's enterprise server products differs from the Company's expectations and the ability of the Company to purchase components to satisfy customer demand.


GROSS MARGIN

Gross margin, as a percent of revenues, decreased to (1%) in the first quarter of 1997 compared to 32% in the first quarter of 1996. The decrease in gross margin for the first quarter of 1997 compared to 1996 was due primarily to a significant decrease in the Company's sales volume, which lowered the amount over which costs could be allocated.

Production planning for 1997 has been set at levels which the Company believes it can attain and recover remaining assets. The Company currently anticipates that gross margin will continue to be significantly less in 1997 compared to the corresponding 1996 periods, both in dollars and as a percent of revenue, because of the significant decrease in revenues in 1997 as discussed above. Actual 1997 gross margin results could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the achievement of the Company's 1997 anticipated revenue level and the ability of the Company to purchase quality components in order to satisfy customer demand.

RESEARCH AND DEVELOPMENT

Expenses for research and development consist primarily of compensation and related benefit costs, project expenses and depreciation on capital equipment used in the research and development process. Research and development expenses decreased 10% to $1,783,000 for the first quarter of 1997 from $1,974,000 for the first quarter of 1996, primarily due to a decrease in salary and benefit costs associated with fewer team members, although this was offset somewhat by salary costs incurred in the first quarter of 1997 in connection with the workforce reduction.

The Company currently anticipates that research and development costs will be a key expense during 1997 as the Company focuses on the development of distributed data access and management products. The Company does not, however, anticipate that research and development costs in 1997 will reach the levels of the last several years. Actual 1997 research and development expenses could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including the ability of the Company to achieve its business plan and obtain and commit the required resources to research and development and the ability to hire and train quality research and development team members as well as retain current research and development team members.

SALES AND MARKETING

Sales and marketing expenses include compensation and benefits, sales commissions, travel, trade shows, marketing materials and programs and facility costs associated with worldwide sales offices. Sales and marketing expenses decreased 51% to $2,394,000 for the first quarter of 1997 from $4,890,000 for the first quarter of 1996, primarily due to the reduction of commissions related to reduced revenues, lower salaries and benefits due to fewer team members, the closing of certain of the Company's domestic sales offices and the ongoing closing and consolidation of the Company's foreign subsidiaries and sales offices. This decrease in the first quarter of 1997 was offset somewhat by salary costs incurred in such quarter in connection with the workforce reduction.

The Company currently anticipates that sales and marketing expenses will continue to be significantly less in 1997 compared to the corresponding 1996 periods as the Company focuses on the development of distributed data access and management products. Actual 1997 sales and marketing expenses could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to complete development and release commercially its distributed data access and management products in accordance with its currently anticipated timetable.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 28% to $720,000 for the first quarter of 1997 from $999,000 for the first quarter of 1996, primarily due to a decrease in legal and accounting fees.

The Company currently anticipates that general and administrative expenses will continue to be significantly less in 1997 compared to the corresponding 1996 periods due to the February 1997 workforce reduction and the related support necessary for fewer team members.

OTHER INCOME (EXPENSE)

Other expense was $209,000 for the first quarter of 1997 compared to other income of $98,000 for the first quarter of 1996. The increase in other expense for the first quarter is primarily related to the loss on disposal of certain assets of the Company's equipment due to the redirection of the Company's efforts to supporting distributed data access and management product development.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first three months of 1997 was $1,543,000, including $1,698,000 of cash used in operating activities, due to the net loss for the first three months of 1997, partially offset by depreciation and a reduction of the Company's accounts receivable. As of March 31, 1997 and December 31, 1996, accounts receivable were $1,781,000 and $4,636,000, respectively. The average days sales outstanding ("DSO") at March 31, 1997, excluding Memorex Telex, was 29 days compared to 32 days at December 31, 1996. As of March 31, 1997 and December 31, 1996, inventories were $4,659,000 and $4,984,000, respectively. The Company turned inventory on an annualized basis approximately 4.1 times in the first three months of 1997 compared to approximately 5.4 times in 1996.

Net cash used in investing activities was $321,000 in the first three months of 1996, primarily due to capital expenditures of $381,000, partially offset by a decrease in other assets of $60,000. Capital expenditures were primarily related to capitalization of internally-developed equipment systems and upgrades to existing systems for demonstration equipment prior to the Company's announcement of a change in its business focus and for the purchase of computer equipment. The Company currently plans purchases of capital equipment of approximately $400,000 during the last nine months of 1997, primarily for research and development. The Company has no material commitments for the purchase of capital equipment.

As of March 31, 1997, the Company had approximately $4,168,000 in cash and cash equivalents. Because of the Company's announcement in February 1997 that it was discontinuing development of its next generation enterprise server and would sell its current line of enterprise servers only through 1997, the Company is continuing to evaluate its cash requirements. The Company's revolving credit facility is based on eligible accounts receivable balances and is not estimated to be available to the Company as 1997 progresses. In addition, the Company is currently in default under, and believes that in the near term it will continue to be in default under, the covenant under its revolving credit facility that requires the Company to maintain not less than $10,000,000 of tangible net worth. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents together with the funds generated from the continued sale of enterprise servers and related components, will be sufficient to fund its operations for the remainder of 1997. Actual cash requirements could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to develop, test and release distributed data access and management products in accordance with its currently anticipated timetable, the development of the attached-storage market for Windows NT computing environments in the manner anticipated by the Company, the ability of the Company to achieve anticipated revenue levels from the continued sale of enterprise servers and related components through the end of 1997, and the ability of the Company to maintain its cost structure in accordance with its operating plan. In addition, if the Company is required to return all or some of the payments made by Memorex Telex, depending on the amount and timing, any such repayments could have a material adverse effect on the Company's future operations, cash flows and financial condition.

The Company expects to seek additional capital through a number of different sources, including sales of assets and technology and OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all.
                                      12

                              PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In May 1997 the Company received a notice that a complaint had been filed against the Company in the U.S. Bankruptcy Court in Delaware regarding certain payments made to the Company by Memorex Telex within 90 days prior to the October 15, 1996 Chapter 11 bankruptcy filing by Memorex Telex. The complaint alleges that these payments are avoidable transfers under the Bankruptcy code and seeks return of approximately $1,300,000 from the Company, together with interest and attorney's fees and expenses. The Company believes that certain defenses are available to it with respect to all or some of these amounts, and has instructed its counsel to defend this action vigorously. If the Company is required to return all or some of these payments, depending on the amount and the timing, any repayments could have a material adverse effect on the Company's future operations, cash flows and financial condition. Given the early stage of this action, no provision has been made for this matter as of March 31, 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    27.1  Financial data schedule

(b) Reports on Form 8-K

    The Company filed a Report on Form 8-K on February 12, 1997 under Item 5 of such Report to announce that it will not bring its next generation server to market and instead will redirect the focus of its resources on developing its unique distributed file system software technology and related IO expertise. No financial statements were filed as part of this Report.

                                      SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TRICORD SYSTEMS, INC.
                                         (REGISTRANT)



                                    By: /s/ Gregory T. Barnum
                                        ------------------------
                                        Gregory T. Barnum, Vice President
                                        of Finance & Administration
                                        (Principal Financial Officer)


                                    By: /s/ Jeff A. Stewart
                                        ------------------------
                                       Jeff A. Stewart, Corporate Controller
                                       (Principal Accounting Officer)

                                    Date:  May 15, 1997

                                  INDEX TO EXHIBITS


    Exhibit                                                    Page
    Number                                                    Number
    -------                                                   ------

     27.1      Financial data schedule                          16