Form 10-Q
period 1997-06-30
TRICORD SYSTEMS INC /DE/
filed 1997-08-14
CIK 837166

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549
                                      FORM 10-Q

(MARK ONE)

     X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
----------
               OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

----------     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
               OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                                TRICORD SYSTEMS, INC.
               --------------------------------------------------------
                (Exact name of Registrant as specified in its charter)

             DELAWARE                                 41-1590621
    ---------------------------------           -----------------------
     (State or other jurisdiction of              (I.R.S. Employer
     incorporation or organization)              Identification No.)

    2800 NORTHWEST BOULEVARD, PLYMOUTH, MINNESOTA             55441
   --------------------------------------------------------------------
     (Address of principal executive offices)               (Zip Code)


                                    (612) 557-9005
                -------------------------------------------------------
                 (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

     YES      X          NO
          -------             --------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                        OUTSTANDING AT
          CLASS                          JULY 31, 1997
          -----                         ---------------
     Common Stock,
     $.01 par value                        13,459,884


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                  PART 1. FINANCIAL INFORMATION

                 ITEM 1: FINANCIAL STATEMENTS

                    TRICORD SYSTEMS, INC.
            CONSOLIDATED STATEMENTS OF OPERATIONS
                         (UNAUDITED)



                                       Three Months Ended June 30,          Six Months Ended June 30,
                                      ---------------------------          --------------------------
(in thousands, except per share data)   1997                 1996           1997               1996
                                      --------             -------         ------              ------
REVENUES                              $ 3,311              12,012          8,184              30,462

Cost of goods sold                      4,490               9,252          9,406              21,860
                                      -------              ------         ------             -------
   Gross margin                        (1,179)              2,760         (1,222)              8,602
                                      -------              ------         ------             -------
Operating expenses:
  Research and development                828               1,790          2,611               3,764
  Sales and marketing                   1,098               4,952          3,492               9,842
  General and administrative              605               1,403          1,325               2,402
  Nonrecurring items, net                 864                   -            864                   -
                                      -------              ------         ------             -------
                                        3,395               8,145          8,292              16,008
                                      -------              ------         ------             -------
   Operating loss                      (4,574)             (5,385)        (9,514)             (7,406)
                                      -------              ------         ------             -------
Other income (expense):
  Interest income                          44                 106             99                 234
  Other, net                              (33)                (79)          (297)               (109)
                                      -------              ------         ------             -------
                                           11                 27           (198)                125
                                      -------              ------         ------             -------
   Net loss                           $(4,563)             (5,358)        (9,712)             (7,281)
                                      -------              ------         ------             -------
                                      -------              ------         ------             -------
   Net loss per share                 $ (0.34)              (0.40)         (0.72)              (0.55)
                                      -------              ------         ------             -------
                                      -------              ------         ------             -------
   Average common shares outstanding   13,460              13,359         13,434              13,317
                                      -------              ------         ------             -------
                                      -------              ------         ------             -------



  See accompanying notes to consolidated financial statements.

                  TRICORD SYSTEMS, INC.
               CONSOLIDATED BALANCE SHEETS

                                         ASSETS
                                                      June 30,          December 31,
(in thousands, except per share data)                   1997                1996
                                                    ------------        ------------
                                                     (unaudited)
Current assets:
   Cash and cash equivalents                           $  3,974               5,711
   Accounts receivable, net                                 922               4,636
   Inventories                                            2,283               4,984
   Other current assets                                     610                 572
                                                    ------------        ------------
     Total current assets                                 7,789              15,903

Equipment and improvements, net                           1,079               5,717

Other assets                                                348                 318
                                                    ------------        ------------

     Total Assets                                      $  9,216              21,938
                                                    ------------        ------------
                                                    ------------        ------------



                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                    $  1,090               2,897
   Accrued payroll, benefits and related taxes              501               1,275
   Deferred revenue                                       1,085               1,045
   Other accrued expenses                                 1,484               2,546
                                                    ------------        ------------
     Total current liabilities                            4,160               7,763

Stockholders' equity:
   Common stock, $.01 par value; 27,000 shares authorized,
     13,460 and 13,407 shares issued and outstanding        135                 134
   Additional paid-in capital                            77,583              77,522
   Cumulative translation adjustments                       275                (256)
   Accumulated deficit                                  (72,937)            (63,225)
                                                    ------------        ------------
     Total stockholders' equity                           5,056              14,175
                                                    ------------        ------------

     Total Liabilities and Stockholders' Equity        $  9,216              21,938
                                                    ------------        ------------
                                                    ------------        ------------

     See accompanying notes to consolidated financial statements.

                  TRICORD SYSTEMS, INC.
          CONSOLIDATED STATEMENTS OF CASH FLOWS
                       (UNAUDITED)


                                                     Six Months Ended June 30,
                                                  ----------------------------
(In thousands)                                        1997              1996
                                                  ---------          ---------

Cash flows from operating activities:
  Net loss                                        $  (9,712)            (7,281)
  Adjustments to reconcile net loss to net
  cash used in operating activities:
     Depreciation and amortization                    2,036              2,398
     Provision for losses on inventory                1,332                351
     Loss on termination of facilities lease            975                  -
     Provision for losses on equipment                  764                  -
     Loss on disposal of equipment                      334                 29
     Provision for losses on accounts receivable        150                120
     Other                                              577                250
     Changes in operating assets and liabilities:
       Accounts receivable                            3,564              1,604
       Inventories                                    1,245                266
       Other current assets                             268               (105)
       Accounts payable                              (1,807)            (2,031)
       Accrued payroll, benefits and related taxes     (774)               133
       Deferred revenues and other accrued expenses  (1,022)                97
                                                  ---------          ---------
         Net cash used in operating activities       (1,946)            (4,169)
                                                  ---------          ---------
Cash flows from investing activities:
  Purchase of short-term investments                      -             (1,000)
  Proceeds from maturities of short-term investments      -              1,000
  Capital expenditures                                 (412)            (1,917)
  Change in other assets                                 60                125
                                                  ---------          ---------
         Net cash used in investing activities         (352)            (1,792)
                                                  ---------          ---------
Cash flows from financing activities:
  Stock option and employee stock purchase
  plan transactions                                      30                290
                                                  ---------          ---------
         Net cash provided by financing activities       30                290
                                                  ---------          ---------
Effect of exchange rate changes on cash                 531                325
                                                  ---------          ---------
Net decrease in cash and cash equivalents            (1,737)            (5,346)
Cash and cash equivalents at beginning of period      5,711             11,456
                                                   ---------          ---------
Cash and cash equivalents at end of period         $  3,974              6,110
                                                  ---------          ---------
                                                  ---------          ---------
      See accompanying notes to consolidated financial statements.

                  TRICORD SYSTEMS, INC.
        NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, and also certain nonrecurring items as described in Notes 6, 7, 8, 9 and 12, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at June 30, 1997, and of consolidated results of operations and cash flows for the interim periods ended June 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1996, which were incorporated by reference in its 1996 Form 10-K Annual Report. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year or any future quarters.

2.  BALANCE SHEET INFORMATION

                                       June 30,     December 31,
                                        1997            1996
                                     ----------     ------------
                                     (unaudited)

  Accounts receivable, net:
     Accounts receivable               $  3,815          7,840
     Allowance for doubtful accounts     (2,893)        (2,844)
                                       --------        -------
                                       $    922          4,636
                                       --------        -------
                                       --------        -------

  Inventories:
     Raw materials                     $  2,660          3,658
     Work-in-process                      3,005          4,696
     Finished goods                       2,445          3,194
     Evaluation units                         6             11
     Spare parts                          3,193            755
     Inventory reserve                   (9,026)        (7,330)
                                       --------         ------
                                       $  2,283          4,984
                                       --------         ------
                                       --------         ------

3. CHANGE IN BUSINESS FOCUS

In February 1997, the Company announced that its effort to find strategic alternatives, including the possibility of finding a strategic partner, to strengthen the Company's probability of success in the server market was not successful. The Company also announced that it would not bring its next generation server to market because the costs associated with bringing future server products through final development to market exceeded the available resources of the Company. Instead, the Company will focus its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related I/O ("input/output") technology. Specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's historical I/O technology and related expertise with the distributed file system technology that the Company has been developing since its acquisition of such additional technology in 1996. This evolution in the Company's strategy necessitated a reduction in the Company's workforce, affecting approximately 90 employees. The Company intends to sell its remaining enterprise server inventory through 1997 as long as there is sufficient customer demand and materials are available, and to honor its warranty, service and support agreements. The Company expects that its sales will consist mainly of spares, disk drives, memory and expansion products.

The Company does not anticipate any significant revenues from the development of products related to the distributed data access and management products in 1997.

Because of the Company's announcement in February 1997 that it was discontinuing development of its next generation enterprise server and would sell its remaining enterprise server inventory only through 1997, the Company is currently evaluating its cash requirements. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents, together with funds generated from the continued liquidation of its remaining enterprise server inventory, will be sufficient to fund its operations for the remainder of 1997. The Company is seeking additional capital through a number of different sources, including sales of assets and technology and OEM or other strategic investments or alliances.

4. MAJOR CUSTOMERS

Toshiba Corporation ("Toshiba") accounted for 19.8% of the Company's revenues in the second quarter of 1997 compared to 18.2% of the Company's revenues for the second quarter of 1996. For the six months ended June 30, 1997, revenues from Toshiba were 8.5% compared to 20.3% for the same period last year. Revenues from Memorex Telex Corporation ("Memorex Telex") were 1.5% of the Company's revenues for the second quarter of 1997 compared to 6.8% in the second quarter of 1996, and 4.3% of the Company's revenues in the first six months of 1997 compared to 19.5% in the first six months of 1996. Memorex Telex revenues for the first quarter of 1997 and six months ended June 30, were primarily from the European subsidiaries of Memorex Telex due to the fourth quarter 1996 Chapter 11 bankruptcy filing of the Memorex Telex domestic operations.

5. LEGAL PROCEEDING - SHAREHOLDER LAWSUIT TRIAL

On June 16, 1997, a federal jury in St. Paul, Minnesota absolved the Company of any liability in a class action lawsuit alleging securities fraud. The jury found that the Company did not materially misrepresent its revenue prospects in early 1994.

6. SOFTWARE LICENSE - TOSHIBA CORPORATION

Included in nonrecurring items for the three months and six months ended
June 30, 1997, is a $1,000,000 one-time license fee paid to the Company by Toshiba for the world-wide, non-exclusive right and license to the Availability Management System ("AMS") Software.

7. LEASE TERMINATION AGREEMENT

The Company recorded a charge to nonrecurring items of $975,000 in the second quarter of 1997 upon reaching decisions and completing negotiations with its landlord regarding the disposition of its headquarters building and related furniture, leasehold improvements and a sublease. Contrary to prior estimates, the value implicit in its below-market building lease and sublease to be realized as a result of these negotiations was less than the carrying value of leasehold improvements and furniture not recoverable through other means. The agreement reached with its landlord provides that the Company will continue to receive sublease rentals, net of related costs, through the sublease term and would also be paid an additional $300,000 if the landlord sells the building prior to the end of the sublease in January 2002. The second quarter 1997 charge is net of the $135,000 present value of net sublease rentals expected to be received. If, for reasons not presently foreseeable, the tenant does not honor its sublease commitment and no legal remedies are available to the Company, an additional charge would be necessary. Also, netted against the second quarter 1997 nonrecurring item, and in return for the lease termination and vacating the facility by August 31, 1997, the Company will receive a termination and vacation fee of $200,000 no later than September 15, 1997, and reimbursement of actual out-of-pocket costs incurred by the Company to move to a new location, including telephone wiring, relocation of its telephone switch and computer network wiring. The Company has signed a lease agreement for a new facility to fit its current operating space requirements and expects to occupy the new space by August 31, 1997. The Company will spend approximately $145,000 in leasehold improvements costs in its new facility.

8. PROVISION FOR EXCESS AND OBSOLETE INVENTORY

In the second quarter of 1997, the Company took a charge of $1,332,000 related to the write-down of obsolete and excess inventory. The Company completed an updated forecast of its anticipated usage of current on-hand inventory. The Company determined that it had more inventory than was required through the end of 1998 and that the second quarter charge of $1,332,000 was needed to adjust inventory to its net realizable value.

9. PROVISION FOR LOSSES ON EQUIPMENT

The Company recorded a charge to nonrecurring items of $764,000 in the second quarter of 1997 for the write-down of the net book value at June 30, 1997 of certain equipment based on an updated review of the equipment required to support the operations of the Company.

10. REVOLVING CREDIT FACILITY

In May 1997, the Company received notice that its revolving credit facility would not be renewed at the August 9, 1997 maturity date, due to default of the Minimum Tangible Net Worth covenant, product restructuring and the change in the Company's focus. In June 1997, the Company requested early termination of the credit facility, which was accepted. A termination fee included in the credit facility agreement has been waived.

11. LEGAL PROCEEDING - MEMOREX TELEX CORPORATION CHAPTER 11 BANKRUPTCY

In June 1997 the Company filed a response to the complaint filed against the Company in the U.S. Bankruptcy Court in Delaware regarding certain payments made to the Company by Memorex Telex within 90 days prior to the October 15, 1996 Chapter 11 bankruptcy filing by Memorex Telex. The complaint alleges that these payments are avoidable transfers under the Bankruptcy code and seeks return of approximately $1,300,000 from the Company, together with interest and attorney's fees and expenses. The Company believes that certain defenses are available to it with respect to all or some of these amounts, and has instructed its counsel to defend this action vigorously. If the Company is required to return all or some of these payments, depending on the amount and the timing, any such repayments could have a material adverse effect on the Company's future operations, cash flows and financial condition. The Company has been notified that a trial regarding this matter has been scheduled to commence January 5, 1998.

12. MUTUAL SETTLEMENT AND RELEASE AGREEMENT

In June 1997, the Company signed a Mutual Settlement and Release Agreement with International Business Machines Corporation ("IBM") regarding IBM's assertion that certain of the Company's server systems and related products infringe on certain patents owned by IBM. The Company and IBM agreed to settle this dispute by mutual settlement and release without admission of liability by either the Company or IBM. The Company agreed to pay IBM $125,000 for the release granted by IBM, which amount is included in nonrecurring items for the second quarter of 1997.

13. NEW ACCOUNTING STANDARD

The Company will adopt the requirements of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," in the fourth quarter of 1997. The Company does not believe that the adoption of this new accounting standard will have a significant impact on earnings (loss) per share as currently reported compared to earnings (loss) per share after adoption of this standard.

                         ITEM 2:

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF
      RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT and Novell NetWare.

In February 1997, the Company announced that its effort to explore strategic alternatives, including the possibility of finding a strategic partner, to strengthen the Company's probability of success in the server market was not successful. The Company also announced that it would therefore not bring its next generation server to market because the costs associated with bringing future server products through final development to market exceeded the available resources of the Company. Instead, the Company is focusing its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related I/O ("input/output") technology. I/O technology is a core competency of the Company and was one of the key differentiators of its enterprise server product line. Accordingly, specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's expertise in I/O technology with the distributed file system technology that the Company has been developing since the Company acquired such technology in August 1996. This evolution in the Company's strategy necessitated a reduction in the Company's workforce in February 1997, affecting approximately 90 employees. The Company intends to sell its remaining enterprise server inventory through 1997 as long as there is sufficient customer demand and materials available, and will honor its warranty, service and support agreements. The Company expects that its sales will consist mainly of spares, disk drives, memory and expansion products.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter and six months ended June 30, 1997 were $3,311,000 and $8,184,000 compared to $12,012,000 and $30,462,000 for the second quarter and six months ended June 30, 1996. The decreases in product revenues are due to the Company's announcement, as previously discussed, that it would not bring its next generation server to market. Decreases in revenue for the second quarter of 1997 compared to the second quarter of 1996 reflected a $5,400,000 reduction in the ES Series product line; a $2,500,000 reduction in associated add-on products such as disk drives, memory and expansion products; and an $800,000 reduction in the discontinued DS and Model Series product lines. Decreases in revenue for the first six months of 1997 compared to the first six months of 1996 reflected a $14,600,000 reduction on the ES Series product line; a $4,900,000 reduction on associated add-on products; and a $2,800,000 reduction in the discontinued DS and Model series product lines.

Toshiba Corporation ("Toshiba") accounted for 19.8% of the Company's revenues in the second quarter of 1997 compared to 18.2% of the Company's revenues for the second quarter of 1996. Included in the second quarter of 1997 was a purchase by Toshiba of spare parts and add-on products of approximately $650,000. The Company does not expect any significant revenues from Toshiba going forward. For the six months ended June 30, 1997, revenues from Toshiba were 8.5% compared to 20.3% for the same period last year. Revenues from Memorex Telex Corporation ("Memorex Telex") were 1.5% of the Company's revenues for the second quarter of 1997 compared to 6.8% in the second quarter of 1996, and 4.3% of the Company's revenues in the first six months of 1997 compared to 19.5% in the first six months of 1996. Memorex Telex revenues for the first quarter of 1997 and six months ended June 30, were primarily from the European subsidiaries of Memorex Telex due to the fourth quarter 1996 Chapter 11 bankruptcy filing of the Memorex Telex domestic operations.

The Company currently anticipates that revenues will be significantly less in 1997 compared to the corresponding 1996 periods as the Company focuses its resources on developing its distributed data access and management products and enterprise server sales are basically limited to the Company's remaining inventory. The Company intends to sell its remaining enterprise server inventory through 1997 as long as there is sufficient customer demand and materials are available. In addition, the Company will sell spares and expansion products as long as materials are available. The Company does not anticipate any significant revenues in 1997 from the sale or license of its distributed data access and management products, which have yet to be fully developed. Actual 1997 revenues could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including whether anticipated demand in 1997 for the Company's remaining enterprise server inventory differs from the Company's expectations and the ability of the Company to purchase components to satisfy customer demand.

GROSS MARGIN

Gross margin, as a percent of revenues, decreased to a loss of 36% in the second quarter of 1997 and a loss of 15% for the first six months of 1997 compared to 23% in the second quarter of 1996 and 28% for the first six months of 1996. The decrease in gross margin for the second quarter and first six months of 1997 compared to the second quarter and first six months of 1996 was primarily due to the second quarter 1997 charge of $1,332,000 for the write-down of inventory based on an updated review by the Company of forecasted revenues, as well as a significant decrease in the Company's sales volume, based on the Company's announcement, as discussed above, that it would not bring its next generation server to market.

Production planning for 1997 has been set at levels which the Company believes it can attain and recover its remaining enterprise server inventory. The Company currently anticipates that gross margin will continue to be significantly less in 1997 compared to the corresponding 1996 periods, both in dollars and as a percent of revenue, because of the significant decrease in revenues in 1997 as discussed above. Actual 1997 gross margin results could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the achievement of the Company's 1997 anticipated revenue level and the ability of the Company to purchase quality components in order to satisfy customer demand.

RESEARCH AND DEVELOPMENT

Expenses for research and development consist primarily of compensation and related benefit costs, project expenses, consulting on development and depreciation on capital equipment used in the research and development process. Research and development expenses decreased 54% to $828,000 for the second quarter of 1997 from $1,790,000 for the second quarter of 1996, and decreased 31% to $2,611,000 for the first six months of 1997 from $3,764,000 for the first six months of 1996, primarily due to a decrease in salary and benefit costs associated with fewer team members as a result of the work force reduction which took effect at the end of the first quarter of 1997.

The Company currently anticipates that research and development costs will be a critical activity during 1997 as the Company focuses on the development of distributed data access and management products. The Company does not, however, anticipate that research and development costs in 1997 will reach the levels of the last several years. Actual 1997 research and development expenses could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including the ability of the Company to achieve its business plan and obtain and commit the required resources to research and development and the ability to hire and train quality research and development team members as well as retain current research and development team members.

SALES AND MARKETING

Sales and marketing expenses include compensation and benefits, sales commissions, travel, trade shows, marketing materials and programs and facility costs associated with worldwide sales offices. Sales and marketing expenses decreased 78% to $1,098,000 for the second quarter of 1997 from $4,952,000 for the second quarter of 1996, primarily from lower salaries and benefits due to fewer team members, the reduction of commissions related to reduced revenues, the closing of certain of the Company's domestic sales offices and the ongoing closing and consolidation of the Company's foreign subsidiaries and sales offices. Sales and marketing expenses decreased 65% to $3,492,000 for the first six months of 1997 from $9,842,000 for the first six months of 1996 for the same reasons, except that the effect of the workforce reduction did not commence until the end of the first quarter of 1997.


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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 57% to $605,000 for the second quarter of 1997 from $1,403,000 for the second quarter of 1996 and decreased 45% to $1,325,000 for the first six months of 1997 from $2,402,000 for the first six months of 1996, due to lower salaries because of fewer team members and a decrease due to the second quarter 1996 charge of $400,000 related to the securities class action lawsuit.

The Company currently anticipates that general and administrative expenses will continue to be significantly less in 1997 compared to the corresponding 1996 periods due to the workforce reduction and the related support necessary for fewer team members.

NONRECURRING ITEMS

Nonrecurring items for the second quarter of 1997 are related to the net write-off of leasehold improvements of $975,000 due to the termination of the Company's lease of its present headquarters facility and the pending move to a smaller facility in August 1997; a $764,000 write-off of equipment related to the Company's updated review of the equipment required to support the operations of the Company; and $125,000 for the mutual settlement and release of an alleged patent infringement without admission of liability by the Company or IBM, partially offset by a $1,000,000 one-time license fee for world-wide distribution rights to the Company's AMS software.

OTHER INCOME (EXPENSE)

Interest income was $44,000 for the second quarter of 1997 and $99,000 for the first six months of 1997 compared to $106,000 for the second quarter of 1996 and $234,000 for the first six months of 1996 due to lower interest income on lower cash and cash equivalent investments. Other expense was $33,000 for the second quarter of 1997 compared to $79,000 for the second quarter of 1996.

For the first six months of 1997, other expense was $297,000 compared to $109,000 for the first six months of 1996. The increase in other expense for the first six months of 1997 compared to 1996 was primarily due a $247,000 first quarter 1997 loss on disposal of certain assets of the Company's equipment due to the redirection of the Company's efforts to supporting distributed data access and management product development.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first six months of 1997 was $1,737,000, including $1,946,000 of cash used in operating activities, due to the net loss for the first six months of 1997, partially offset by depreciation and other non-cash losses and provisions and a reduction of the Company's accounts receivable. As of June 30, 1997 and December 31, 1996, accounts receivable were $922,000 and $4,636,000, respectively. The average days sales outstanding ("DSO") at June 30, 1997, excluding Memorex Telex, was 29 days compared to 32 days at December 31, 1996. As of June 30, 1997 and December 31, 1996, inventories were $2,283,000 and $4,984,000, respectively. The Company turned inventory on an annualized basis approximately 3.8 times, exclusive of the impact on cost of goods sold of the second quarter charge of $1,332,000 for the write-down of excess and obsolete inventory, in the first six months of 1997 compared to approximately
5.4 times in 1996.

Net cash used in investing activities was $352,000 in the first six months of 1997, primarily due to capital expenditures of $412,000, partially offset by a decrease in other assets of $60,000. Capital expenditures were primarily related to capitalization of internally-developed equipment systems and upgrades to existing systems for demonstration equipment prior to the Company's announcement of a change in its business focus, and for the purchase of computer equipment to support its ongoing operations. The Company currently plans purchases of capital equipment of approximately $50,000 during the last six months of 1997, primarily for research and development. The Company has no material commitments for the purchase of capital equipment.

As of June 30, 1997, the Company had approximately $3,974,000 in cash and cash equivalents. Because of the Company's announcement in February 1997 that it was discontinuing development of its next generation enterprise server and would sell its remaining enterprise server inventory only through 1997, the Company is continuing to evaluate its cash requirements. In May 1997, the Company received notice that its revolving credit facility would not be renewed at the August 9, 1997 maturity date, due to default of the Minimum Tangible Net Worth covenant, product restructuring and the change in the Company's focus. In June 1997, the Company requested early termination of the credit facility. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents together with the funds generated from the continued liquidation of its remaining enterprise server inventory, will be sufficient to fund its operations for the remainder of 1997. Actual cash requirements could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to develop, test and release distributed data access and management products in accordance with its currently anticipated timetable, the development of the attached-storage market for Windows NT computing environments in the manner anticipated by the Company, the ability of the Company to achieve anticipated revenue levels from the continued sale of enterprise servers and related components through the end of 1997, and the ability of the Company to maintain its cost structure in accordance with its operating plan. In addition, the Company may be required to return all or some of the payments made by Memorex Telex and, depending on the amount and timing, any such repayments could have a material adverse effect on the Company's future operations, cash flows and financial condition.

The Company is seeking additional capital through a number of different sources, including sales of assets and technology and OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all.

                        PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

On June 16, 1997, the Company was unanimously cleared by a federal jury of any liability in a three-year old class-action suit alleging securities fraud. The jury found that the Company did not materially misrepresent its revenue prospects in early 1994.

In June 1997 the Company filed a response to the complaint filed against the Company in the U.S. Bankruptcy Court in Delaware regarding certain payments made to the Company by Memorex Telex within 90 days prior to the October 15, 1996 Chapter 11 bankruptcy filing by Memorex Telex. The complaint alleges that these payments are avoidable transfers under the Bankruptcy code and seeks return of approximately $1,300,000 from the Company, together with interest and attorney's fees and expenses. The Company believes that certain defenses are available to it with respect to all or some of these amounts, and has instructed its counsel to defend this action vigorously. If the Company is required to return all or some of these payments, depending on the amount and the timing, any such repayments could have a material adverse effect on the Company's future operations, cash flows and financial condition. The Company has been notified that a trial regarding this matter has been scheduled to commence January 5, 1998.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

    27.1  Financial data schedule

(b)  Reports on Form 8-K

    No reports on Form 8-K were filed during the quarter ended June 30,1997.

                        SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    TRICORD SYSTEMS, INC.
                                         (REGISTRANT)



                                    By:   /s/ John J. Mitcham
                                        ----------------------------------
                                         John J. Mitcham, President
                                         and Chief Executive Officer
                                          (Principal Financial Officer)

                                    By:   /s/ Jeff A. Stewart
                                        ----------------------------------
                                         Jeff A. Stewart, Vice President
                                         and Controller
                                         (Principal Accounting Officer)

                                    Date:  August 14, 1997

                    INDEX TO EXHIBITS

Exhibit                                                Page
Number                                                Number
--------                                              -------

27.1       Financial data schedule                      18