Form 10-Q
period 1997-09-30
TRICORD SYSTEMS INC /DE/
filed 1997-11-14
CIK 837166

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-Q

(MARK ONE)

   X       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
-------    EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                             TRICORD SYSTEMS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                         41-1590621
     ---------------------------------      ----------------------
      (STATE OR OTHER JURISDICTION OF          (I.R.S. EMPLOYER
       INCORPORATION OR ORGANIZATION)         IDENTIFICATION NO.)

2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA      55441-2644
------------------------------------------------------------------------------
       (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)              (ZIP CODE)


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

                   YES      X          NO
                          -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                               OUTSTANDING AT
                  CLASS                       OCTOBER 31, 1997
                  -----                       ----------------
               Common Stock,
              $0.01 par value                    13,459,884

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                             TRICORD SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                        Three Months Ended Sept. 30,  Nine Months Ended Sept. 30,
                                        ----------------------------  ---------------------------
(in thousands, except per share data)       1997          1996           1997         1996
                                          -------        -------        -------      -------
Revenues                                 $  2,582         10,571         10,766       41,033

Cost of goods sold                          1,920          7,543         11,326       29,403
                                          -------        -------        -------      -------
    Gross margin                              662          3,028           (560)      11,630
                                          -------        -------        -------      -------
Operating expenses:
  Research and development                    698          1,885          3,309        5,649
  Sales and marketing                         530          4,944          4,022       14,787
  General and administrative                  386          2,575          1,711        4,977
  Nonrecurring items, net                       -              -            864         -
                                          -------        -------        -------      -------
                                            1,614          9,404          9,906       25,413
                                          -------        -------        -------      -------

    Operating loss                           (952)        (6,376)       (10,466)     (13,783)
                                          -------        -------        -------      -------
Other income (expense):
  Interest income, net                         42             82            141          318
  Other, net                                  120            (22)          (177)        (132)
                                          -------        -------        -------      -------
                                              162             60            (36)         186
                                          -------        -------        -------      -------

    Loss before income taxes                 (790)        (6,316)       (10,502)     (13,597)

Provision for income taxes                    224              -            224         -
                                          -------        -------        -------      -------

    Net loss                             $ (1,014)        (6,316)       (10,726)     (13,597)
                                          -------        -------        -------      -------
                                          -------        -------        -------      -------

    Net loss per share                   $  (0.08)         (0.47)         (0.80)       (1.02)
                                          -------        -------        -------      -------
                                          -------        -------        -------      -------

    Average common shares outstanding      13,460         13,392         13,442       13,342
                                          -------        -------        -------      -------
                                          -------        -------        -------      -------

See accompanying notes to consolidated financial statements.

                             TRICORD SYSTEMS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                    ASSETS

                                                                   September 30,       December 31,
(in thousands, except per share data)                                  1997               1996
                                                                   -------------       ------------
                                                                     (unaudited)
Current assets:
 Cash and cash equivalents                                         $       3,164          5,711
 Accounts receivable, net                                                  1,529          4,636
 Inventories, net                                                          1,917          4,984
 Other current assets                                                        229            572
                                                                   -------------       ------------
  Total current assets                                                     6,839         15,903

Equipment and improvements, net                                              868          5,717

Other assets                                                                 130            318
                                                                   -------------       ------------

  Total Assets                                                     $       7,837         21,938
                                                                   -------------       ------------
                                                                   -------------       ------------


                              LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
 Accounts payable                                                  $       1,239         2,897
 Accrued payroll, benefits and related taxes                                 591         1,275
 Deferred revenue                                                          1,049         1,045
 Other accrued expenses                                                    1,089         2,546
                                                                   -------------       ------------
  Total current liabilities                                                3,968         7,763

Stockholders' equity:
 Common stock, $0.01 par value; 27,000 shares authorized,
  13,460 and 13,407 shares issued and outstanding                            135           134
 Additional paid-in capital                                               77,607        77,522
 Cumulative translation adjustments                                           78          (256)
 Accumulated deficit                                                     (73,951)      (63,225)
                                                                   -------------       ------------
  Total stockholders' equity                                               3,869        14,175
                                                                   -------------       ------------

  Total Liabilities and Stockholders' Equity                       $       7,837        21,938
                                                                   -------------       ------------
                                                                   -------------       ------------



           See accompanying notes to consolidated financial statements.

                             TRICORD SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                                     Nine Months Ended Sept. 30,
                                                                    -----------------------------
(In thousands)                                                           1997            1996
                                                                    -------------    ------------
Cash flows from operating activities:
 Net loss                                                            $  (10,726)      (13,597)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
   Depreciation and amortization                                          2,361         3,543
   Provision for losses on inventory                                      1,175           832
   Loss on termination of facilities lease                                  975             -
   Provision for losses on equipment                                        764             -
   Loss on disposal of equipment                                            346           157
   Provision for losses (recoveries) on accounts receivable                (195)        1,880
   Provision for income taxes                                               224             -
   Other                                                                    619           250
   Changes in operating assets and liabilities:
    Accounts receivable                                                   3,302         2,968
    Inventories                                                           1,892         1,804
    Other current assets                                                    649            (4)
    Accounts payable                                                     (1,658)       (2,918)
    Accrued payroll, benefits and related taxes                            (684)          (30)
    Deferred revenues and other accrued expenses                         (1,453)          706
                                                                    -------------    ------------
     Net cash used in operating activities                               (2,409)       (4,409)
                                                                    -------------    ------------
Cash flows from investing activities:
 Proceeds from maturities of short-term investments                           -         1,000
 Capital expenditures                                                      (557)       (2,620)
 Change in other assets                                                      54           155
                                                                    -------------    ------------
     Net cash used in investing activities                                 (503)       (1,465)
                                                                    -------------    ------------
Cash flows from financing activities:
 Stock option and employee stock purchase plan transactions                  31           307
                                                                    -------------    ------------
     Net cash provided by financing activities                               31           307
                                                                    -------------    ------------
Effect of exchange rate changes on cash                                     334           255
                                                                    -------------    ------------
Net decrease in cash and cash equivalents                                (2,547)       (5,312)
Cash and cash equivalents at beginning of period                          5,711        11,456
                                                                    -------------    ------------

Cash and cash equivalents at end of period                           $    3,164         6,144
                                                                    -------------    ------------
                                                                    -------------    ------------

          See accompanying notes to consolidated financial statements.

                            TRICORD SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, and also certain nonrecurring items as described in Note 7, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at September 30, 1997, and of consolidated results of operations and cash flows for the interim periods ended September 30, 1997 and 1996. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1996, which were incorporated by reference in its 1996 Form 10-K Annual Report. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year or any future quarters.

2.  BALANCE SHEET INFORMATION

                                             September 30, 1997  December 31, 1996
                                             ------------------  -----------------
                                                 (unaudited)
    Accounts receivable, net:
       Accounts receivable                         $  2,940            7,480
       Allowance for doubtful accounts               (1,411)          (2,844)
                                                  ---------         --------
                                                   $  1,529            4,636
                                                  ---------         --------
                                                  ---------         --------
    Inventories, net:
       Raw materials                               $  1,100            3,658
       Work-in-process                                1,292            4,696
       Finished goods                                 2,303            3,205
       Spare parts                                    4,421              755
       Inventory reserves                            (7,199)          (7,330)
                                                  ---------         --------
                                                   $  1,917            4,984
                                                  ---------         --------
                                                  ---------         --------

3. CHANGE IN BUSINESS FOCUS

In February 1997, the Company announced that its effort to find strategic alternatives, including the possibility of finding a strategic partner, to strengthen the Company's probability of success in the server market was not successful. The Company also announced that it would not bring its next generation server to market because the costs associated with bringing future server products through final development to market exceeded the available resources of the Company. Instead, the Company is focusing its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related I/O ("input/output") technology. Specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's historical I/O technology and related expertise with the distributed file system technology that the Company has been developing since its acquisition of such additional technology in 1996. This evolution in the Company's strategy necessitated a reduction in the Company's workforce, affecting approximately 90 employees. The Company intends to sell its remaining enterprise server inventory as long as there is sufficient customer demand and materials are available. In addition, the Company will sell spares and expansion products as long as materials are available and honor its warranty, service and support agreements. The Company expects that its sales will consist mainly of spares, service, disk drives, memory and expansion products.

The Company does not anticipate any significant revenues from the development of products related to the distributed data access and management products in 1997.

If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents, together with funds generated from the continued liquidation of its remaining enterprise server inventory, will be sufficient to fund its operations through the first quarter of 1998. The Company is seeking additional capital through OEM or other strategic investments or alliances.

4. MAJOR CUSTOMERS

Toshiba Corporation ("Toshiba") accounted for 2.6% of the Company's revenues in the third quarter of 1997 compared to 10.6% of the Company's revenues for the third quarter of 1996. The Company does not expect future revenues from Toshiba
to be significant.    For the nine months ended September 30, 1997, revenues
from Toshiba were 7.1% compared to 17.8% for the same period last year. Included in the second quarter of 1997 was a purchase by Toshiba of spare parts and add-on products of approximately $650,000. Revenues from Memorex Telex Corporation ("Memorex Telex") were 2.0% of the Company's revenues for the third quarter of 1997 compared to 11.6% in the third quarter of 1996, and 3.8% of the Company's revenues in the first nine months of 1997 compared to 17.5% in the first nine months of 1996.
Memorex Telex revenues in 1997 were primarily from the European subsidiaries of Memorex Telex due to the fourth quarter 1996 Chapter 11 bankruptcy filing of the Memorex Telex domestic operations (See Note 5).

5. LEGAL PROCEEDING - MEMOREX TELEX CORPORATION CHAPTER 11 BANKRUPTCY

In September 1997, the Company paid $350,000 in settlement of the Memorex Telex Chapter 11 bankruptcy preferential payment claim, which was accepted by the U.S. Bankruptcy Court in October 1997. The Company has recorded the required payment as a charge to general and administrative expense in the third quarter of 1997.

6. PROVISION FOR EXCESS AND OBSOLETE INVENTORY

During the second quarter of 1997, the Company completed an updated forecast of its anticipated usage of current on-hand inventories and determined that it had more inventory than was required through the end of 1998. Accordingly, the Company recorded a second quarter charge of $1,332,000 to cost of goods sold to adjust inventories to their net realizable value.

7. NONRECURRING ITEMS

Included in the nonrecurring items reported on the Company's Statement of Operations for the nine months ended September 30, 1997 are the following second quarter 1997 items: a charge of $975,000 for the net value of leasehold improvements written off due to the termination of the Company's lease at its previous headquarters facility; a charge of $764,000 for the write-down of the net book value at June 30, 1997 of certain equipment based on an updated review of the equipment required to support the operations of the Company; a charge of $125,000 for the mutual settlement and release without admission of liability by either the Company or International Business Machines Corporation ("IBM") regarding IBM's assertion that certain of the Company's server systems and related products infringe on certain patents owned by IBM; and a credit of $1,000,000 for a one-time license fee paid to the Company by Toshiba for the world-wide, non-exclusive right and license to the Availability Management System ("AMS") Software.

8. NEW LEASED HEADQUARTERS FACILITY

In the third quarter of 1997 the Company moved its corporate headquarters to a smaller leased facility, consisting of approximately 15,000 square feet of office and warehouse space. The Company's operating lease agreement has a three year term and includes a provision that requires the Company to pay a pro rata share of the lessor's operating costs.

9. NEW ACCOUNTING STANDARD

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

In February 1997, the Company announced that its effort to explore strategic alternatives, including the possibility of finding a strategic partner, to strengthen the Company's probability of success in the server market was not successful. The Company also announced that it would therefore not bring its next generation server to market because the costs associated with bringing future server products through final development to market exceeded the available resources of the Company. Instead, the Company is focusing its resources on developing and marketing distributed data access and management products for the Windows NT environment that will incorporate the Company's distributed file system software technology and related I/O ("input/output") technology. I/O technology is a core competency of the Company and was one of the key differentiators of its enterprise server product line. Accordingly, specialization in distributed data access and management products represents a natural evolution for the Company and combines the Company's expertise in I/O technology with the distributed file system technology that the Company has been developing since the Company acquired such technology in August 1996. This evolution in the Company's strategy necessitated a reduction in the Company's workforce in February 1997, affecting approximately 90 employees. The Company intends to sell its remaining enterprise server inventory as long as there is sufficient customer demand and materials available, and will honor its warranty, service and support agreements. The Company expects that its sales will consist mainly of spares, disk drives, memory and expansion products.

In addition to the factors described below, the Company's operating results could materially differ from those anticipated by the Company based upon the following factors: the continued growth and acceptance of the Windows NT operating system and the growth in demand for attached storage; the Company's ability to develop, test and release its new products for this market on a timely basis; the ability of the Company to anticipate changes in technology and industry standards on a timely basis; the Company's ability to generate adequate cash to fund operations, which in turn will depend on its ability to sell a sufficient amount of its remaining enterprise server inventory and control operating expenses; the Company's ability to successfully establish one or more OEM or other strategic relationships in order for the Company to introduce and market its distributed data access and management products; and competition from other companies in the Windows NT storage products market.

RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter and nine months ended September 30, 1997 were $2,582,000 and $10,766,000, compared to $10,571,000 and $41,033,000 for the third quarter and nine months ended September 30, 1996. The decreases in product revenues are due to the Company's announcement, as previously discussed, that it would not bring its next generation server to market. Decreases in revenue for the third quarter of 1997 compared to the third quarter of 1996 consisted primarily of a $5,916,000 reduction in the ES Series server product line and a $2,065,000 reduction in associated add-on products such as disk drives, memory and expansion products. Decreases in revenue for the first nine months of 1997 compared to the first nine months of 1996 reflected a $20,480,000 reduction in the ES Series server product line; a $7,080,000 reduction on associated add-on products; and a $2,828,000 reduction in the discontinued DS and Model series server product lines.

Toshiba Corporation ("Toshiba") accounted for 2.6% of the Company's revenues in the third quarter of 1997 compared to 10.6% of the Company's revenues for the third quarter of 1996. The Company does not expect future revenues from Toshiba to be significant. For the nine months ended September 30, 1997, revenues from Toshiba were 7.1% compared to 17.8% for the same period last year. Included in the second quarter of 1997 was a purchase by Toshiba of spare parts and add-on products of approximately $650,000. Revenues from Memorex Telex Corporation ("Memorex Telex") were 2.0% of the Company's revenues for the third quarter of 1997 compared to 11.6% in the third quarter of 1996, and 3.8% of the Company's revenues in the first nine months of 1997 compared to 17.5% in the first nine months of 1996. Memorex Telex revenues in 1997 were primarily from the European subsidiaries of Memorex Telex due to the fourth quarter 1996 Chapter 11 bankruptcy filing of the Memorex Telex domestic operations.

The Company currently anticipates that revenues will continue to be significantly less in 1997 compared to the corresponding 1996 periods as the Company focuses its resources on developing its distributed data access and management products and enterprise server sales are basically limited to the Company's remaining inventories. The Company intends to sell its remaining enterprise server inventories as long as there is sufficient customer demand and materials are available. In addition, the Company will sell spares and expansion products as long as materials are available and honor its warranty, service and support agreements. The Company expects that its sales will consist mainly of spares, service, disk drives, memory and expansion products. The Company does not anticipate any significant revenues in 1997 from the sale or license of its distributed data access and management products, which have yet to be fully developed. Actual 1997 revenues could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including whether anticipated demand in 1997 for the Company's remaining enterprise server inventory differs from the Company's expectations and the ability of the Company to purchase components to satisfy customer demand.

GROSS MARGIN

Gross margin, as a percent of revenues, decreased to 26% in the third quarter of 1997 and a loss of 5% for the first nine months of 1997 compared to 29% in the third quarter of 1996 and 28% for the first nine months of 1996. The decease in gross margin percent for the third quarter of 1997 and the first nine months of 1997 compared to the third quarter of 1996 and the first nine months of 1996 was primarily due to a significant decrease in the Company's sales volume based on the Company's announcement, as discussed above, that it would not bring its next generation server to market and a charge of $1,332,000 in the second quarter of 1997 for the write-down of inventory based on an updated review by the Company of forecasted revenues at that time.

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

RESEARCH AND DEVELOPMENT

Expenses for research and development consist primarily of compensation and related benefit costs, project expenses, consulting on development and depreciation on capital equipment used in the research and development process. Research and development expenses decreased 63% to $698,000 for the third quarter of 1997 from $1,885,000 for the third quarter of 1996, and decreased 41% to $3,309,000 for the first nine months of 1997 from $5,649,000 for the first nine months of 1996, primarily due to a decrease in salary and benefit costs associated with fewer team members as a result of the workforce reduction which took effect at the end of the first quarter of 1997.

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

SALES AND MARKETING

Sales and marketing expenses include compensation and benefits, sales commissions, travel, trade shows, marketing materials and programs and facility costs associated with worldwide sales offices. Sales and marketing expenses decreased 89% to $530,000 for the third quarter of 1997 from $4,944,000 for the third quarter of 1996, primarily from lower salaries and benefits due to fewer team members, the reduction of commissions related to reduced revenues, the closing of the Company's domestic sales offices and the ongoing closing of the Company's foreign subsidiaries. Sales and marketing expenses decreased 73% to $4,022,000 for the first nine months of 1997 from $14,787,000 for the first nine months of 1996 for the same reasons, except that the effect of the workforce reduction did not commence until the end of the first quarter of 1997.

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

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 85% to $386,000 for the third quarter of 1997 from $2,575,000 for the third quarter of 1996 and decreased 66% to $1,711,000 for the first nine months of 1997 from $4,977,000 for the first nine months of 1996. The decrease for the third quarter of 1997 compared to the third quarter of 1996 was due to an increase in the allowance for doubtful accounts of $1,700,000 in the third quarter of 1996 related to the Memorex Telex Chapter 11 bankruptcy filing and lower salaries because of fewer team members. The decrease for the first nine months of 1997 compared to the first nine months of 1996 was due to an increase in the allowance for doubtful accounts of $1,700,000 for Memorex Telex as described above in the third quarter of 1996, a second quarter 1996 charge of $400,000 related to the securities class action lawsuit and lower salaries due to fewer team members. Included in the third quarter of 1997 and the first nine months of 1997 is a charge of $350,000 for the settlement of the Memorex Telex Chapter 11 bankruptcy preferential payment claim, offset by a credit for the decrease in the allowance for doubtful accounts related to the amount provided for the Memorex Telex Chapter 11 bankruptcy filing.

The Company currently anticipates that general and administrative expenses will continue to be significantly less in 1997 compared to the corresponding 1996 periods due to the workforce reduction and the related support necessary for fewer team members.

NONRECURRING ITEMS

Nonrecurring items for the nine months ended September 30, 1997 include the following second quarter 1997 items: a charge of $975,000 for the net value of leasehold improvements written off due to the termination of the Company's lease at its previous headquarters facility; a charge of $764,000 for the write-down of the net book value at June 30, 1997 of certain equipment based on an updated review of the equipment required to support the operations of the Company; a charge of $125,000 for the mutual settlement and release of an alleged patent infringement without admission of liability by the Company or International Business Machines Corporation ("IBM"); and a credit of $1,000,000 for a one-time license fee paid to the Company by Toshiba for the world-wide, non-exclusive right and license to the Availability Management System ("AMS") Software.

OTHER INCOME (EXPENSE)

Interest income, net was $42,000 for the third quarter of 1997 and $141,000 for the first nine months of 1997 compared to $82,000 for the third quarter of 1996 and $318,000 for the first nine months of 1996. These decreases are due to lower interest income on lower cash and cash equivalent investments. Other income was $120,000 for the third quarter of 1997 compared to other expense of $22,000 for the third quarter of 1996. For the first nine months of 1997, other expense was $177,000 compared to $132,000 for the first nine months of 1996, including a $247,000 first quarter 1997 loss on disposal of certain assets of the Company's equipment due to the redirection of the Company's efforts to supporting distributed data access and management product development.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first nine months of 1997 was $2,547,000, including $2,409,000 of cash used in operating activities, due to the net loss for the first nine months of 1997, partially offset by depreciation and other non-cash losses and provisions and a reduction of the Company's accounts receivable and inventories. As of September 30, 1997 and December 31, 1996, accounts receivable were $1,529,000 and $4,636,000, and inventories were $1,917,000 and $4,984,000, respectively.

Net cash used in investing activities was $503,000 in the first nine months of 1997, primarily due to capital expenditures of $557,000. Capital expenditures were primarily related to capitalization of internally-developed equipment systems and upgrades to existing systems for demonstration equipment prior to the Company's announcement of a change in its business focus, for the purchase of computer equipment to support its ongoing operations and improvements to the Company's new leased headquarters facility. The Company does not anticipate any significant purchases of capital equipment during the last three months of 1997.

The Company has no material commitments for the purchase of capital equipment.

As of September 30, 1997, the Company had $3,164,000 in cash and cash equivalents. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents together with the funds generated from the continued liquidation of its remaining enterprise server inventory, will be sufficient to fund its operations through the first quarter of 1998. Actual cash requirements could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to achieve anticipated revenue levels from the continued sale of enterprise servers and related components, the ability of the Company to maintain its cost structure in accordance with its operating plan, the ability of the Company to develop, test and release distributed data access and management products in accordance with its currently anticipated timetable, and the development of the attached-storage market for Windows NT computing environments in the manner anticipated by the Company.

The Company is seeking additional capital through OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed will have a material adverse effect on the Company.

                           PART II. OTHER INFORMATION



ITEM 1. LEGAL PROCEEDINGS

In September 1997, the Company paid $350,000 in settlement of the Memorex Telex Corporation ("Memorex Telex") Chapter 11 bankruptcy preferential payment claim, which was accepted by the U.S. Bankruptcy Court in October 1997.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial data schedule

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the quarter ended September
30,1997.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRICORD SYSTEMS, INC.
                                           (REGISTRANT)



                                       By:/s/ John J. Mitcham
                                          -------------------------
                                          John J. Mitcham, President
                                          and Chief Executive Officer
                                          (Principal Financial Officer)


                                       By:/s/ Jeff A. Stewart
                                          -------------------------
                                          Jeff A. Stewart, Vice President
                                          and Controller
                                          (Principal Accounting Officer)

                                       Date:  November 14, 1997

                                  INDEX TO EXHIBITS


     Exhibit                                                     Page
     Number                                                     Number
     -------                                                    ------
     27.1      Financial data schedule                            17