Form 10-K405
period 1997-12-31
TRICORD SYSTEMS INC /DE/
filed 1998-03-31
CIK 837166

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549
                                     FORM 10-K
(MARK ONE)

    X          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------             SECURITIES EXCHANGE ACT OF 1934


FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------          OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                              ------------------------

                               TRICORD SYSTEMS, INC.
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  41-1590621
  (STATE OR OTHER JURISDICTION O F                  (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

    2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA            55441
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.                 (X)

As of February 27, 1998, 14,228,718 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based in the closing price as reported by the Nasdaq National Market System), excluding shares beneficially owned by directors and executive officers, was approximately $13,381,313.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 1997 (the "Annual Report") are incorporated by reference into Parts II and IV to the extent specific captions or pages are referred to herein. Portions of the proxy statement for the Annual Meeting of Stockholders to be held May 15, 1998 ("the Proxy Statement") are incorporated by reference in Part III, to the extent specific captions are referred to herein.

                                        PART I


ITEM 1.   BUSINESS

GENERAL

The Company historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications principally running on Microsoft Windows NT-Registered Trademark- and Novell-Registered Trademark-
NetWare-Registered Trademark-*. All revenues generated through December 31, 1997 related to the server line of business.

A combination of competitive pressures and a vision for a highly distributed and scalable storage systems architecture led the Company in February 1997 to redefine its corporate strategy to focus its development efforts exclusively on storage system management software. The architecture includes an entirely new generation of Distributed File System and File-Intelligent I/O technology known as Tricord Storage Management Software ("TSMS"). No revenues have been generated by TSMS through December 31, 1997. The Company does not anticipate significant revenues from the development of TSMS-based products in 1998.

During the second quarter of 1997, the strategic shift in the Company's business, as discussed above, necessitated a reduction in the Company's workforce affecting approximately 90 employees.

The Company intends to sell its remaining enterprise server product inventory as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new agreements as long as there is sufficient demand. The Company anticipates that its 1998 revenues from enterprise server products will decline significantly from 1997 levels and will continue to consist of spare parts, disk drives, memory and expansion products, as well as new service contracts.

---------------
* This Annual Report on Form 10-K includes trademarks of companies other than Tricord Systems, Inc.

BACKGROUND AND MARKETS

Data storage is a critical part of the computing infrastructure for most businesses. The Company believes that two major trends in data access and management will necessitate dramatic changes in data storage architecture. The first is increasing user demand for large amounts of data and the increasing complexity of applications used to manipulate that data. Reflecting these trends, storage today can account for 50%-70% of initial system cost, compared with less than 30% a few years ago.

The second trend is the advent of clustered computing at the server, which necessitates storage architectures that enable shared access to storage solutions, that are available seven days a week, 24 hours per day and 365 days per year ("7x24x365"), that scale to very large sizes without any down time, that significantly reduce the cost of ownership through simplified management and reduced administration and that provide protection of users investments in previous generation disks.

Storage needs are also increasingly being provided by third party storage devices. While at one time systems vendors controlled approximately 95% of storage revenues, that position is rapidly eroding in favor of third party storage devices. According to International Data Corporation, in 1996 approximately 60% of all storage revenues resulted from externally attached disk arrays, and this percentage is expected to reach approximately 70% by the year 2000, with this growth anticipated to occur largely in the Windows NT operating system environment. BT Alex Brown projects that the total amount of terabytes shipped for storage used for the Windows NT market will grow at more than 120%, compounded annually, between 1996 and 2001, with a market size of approximately $35 billion in 2001 for multi-level RAID ("Redundant Array of Independent Disks") storage systems.

The operational demands of businesses are not only increasing the complexity of storage management but are also increasing the demand for availability of more and more data, including web sites, email, production databases, data marts and support information. This demand will become even stronger as more companies move to Windows NT in the data center for mission critical applications. This rapidly growing demand creates fundamental requirements which are not addressed adequately by today's storage products.

The end user requirements that need to be addressed in future storage products are as follows:

- The ability to separate central processing from storage both in terms of purchase decision and functionality.

- The ability to share data across multiple hosts and storage subsystems with the ultimate objective of having a single data image for all computers accessing a storage network.

- The ability to provide scaleable storage capacity beyond a single storage enclosure (pay as you grow) and to expand in large and small increments, without reconfiguration or downtime.

- The ability to provide 7x24x365 reliability and availability regardless of the source of failure, whether disk, controller, storage subsystem or host.

The Company's response to these market requirements is an architecture that externalizes the storage system interface with industry standards, and moves the file system intelligence into the storage system. This software-based architecture, Tricord Storage Management Software ("TSMS"), is comprised of File-Intelligent I/O and Distributed File System technology.

TECHNOLOGY

In an intelligent distributed file system, all computers see the same image of all of the files that make up the file system, regardless of the number of disks used. All files can be accessed directly from any computer. Access requests need not go through a controlling server - access control resides in the storage system itself. An intelligent distributed file system will enable data-intensive applications, such as web servers, to support significantly more users than they do today and will reduce the cost of shared storage for clusters of workstations and application servers. Additional storage can be added to a computing environment with minimal hardware requirements, because server functions, such as an operating system, and other physical requirements, such as cooling fans, are not needed on the storage nodes.

Today, the interface between the Windows NT file system and storage devices breaks files into many pieces of data, called blocks, which are transferred between a server and a storage device. TSMS avoids the block I/O model by using the processing power of new File-Intelligent I/O controllers to host the Company's distributed file system, the Tricord File System ("TFS"). When the storage is managed by TSMS, the Company believes the end user will realize significant benefits, including:

- Higher performance and throughput because the file system processing overhead is moved to the controllers off the host.

- Easier management of all attached storage because the TSMS manages all storage as a single volume for the system administrator. Whenever new storage is needed, it can be added on the fly with no system downtime.

- Maximum scalability without replacing or upgrading storage systems enclosures because TSMS manages all of the data as well as the file system descriptor information.

- Reduced ownership costs by allowing old and new disk technology and capacity to be used in the same storage system.

Three key steps that Tricord has completed that it believes will achieve these end user benefits are:

- Move TFS to the File-Intelligent I/O Controller and interface it to Windows NT with no changes to use or application code.

- Distribute TFS to create a shared file space across controllers and storage systems.

- Provide Domain Fault Tolerance by implementing redundancy of data within that file space.

PRODUCTS UNDER DEVELOPMENT

The Company will incorporate TFS and file intelligent I/O technology into a standard software product offering called Tricord Storage Management Software ("TSMS"). TSMS is based on the TFS and management interface software, user configuration tools, initialization tools and other Original Equipment Manufacturer ("OEM") specific software. TSMS will be offered to OEMs selling storage systems into three distinct storage system environments - HOST-attached storage, LAN-attached storage and Storage Area Network ("SAN") attached storage. In each environment, TSMS runs on a storage controller. The design and packaging of each controller will be customized to a specific OEM's system.

Tricord has developed a controller prototype to support TSMS for development purposes. The Distributed Storage Controller ("DSC") uses the Intel i960 processor. Within each class of TSMS products (HOST, LAN and SAN), the Company's TFS software executes on intelligent I/O controllers. The controllers for each family differ only in the network connection (HOST, LAN or SAN) they use and the file system protocol (NT file system, SMB/CIFS) they receive from the clients or hosts accessing the storage.

The software will be positioned to OEMs as follows:

- HOST-ATTACHED STORAGE- premier high-end RAID controller for Windows NT servers. Significant improvements in management, availability, expansion, investment protection and performance over conventional Intelligent RAID Controllers.

- LAN-ATTACHED STORAGE- premier departmental and data center multi-user shared data servers for Windows NT. Significant improvements in management, expansion, investment protection and performance over market leading LAN Attached Storage Solutions.

-    SAN-ATTACHED STORAGE- premier high-end multi-host clustered SAN
     Storage Solution. Significant improvements in management, expansion, investment protection, performance and data sharing over competitive SAN Storage Solutions.

The Company's products are being designed to be differentiated from other attached storage solutions in the following ways:

     - SIMPLIFIED STORAGE MANAGEMENT - TSMS manages all attached storage as one logical volume. This provides significant life cycle cost and cost of ownership advantages to users. TSMS automatically manages the addition of new storage, the integration of different disk capabilities, and the failure and replacement of disks and controllers.

     - MULTI-HOST AND MULTI-OPERATING SYSTEM SHARED DATA - TSMS, because it is storage system resident, maintains the ownership and allocation of all storage independent of the host or hosts accessing data. This is the unique key to the Company's solution because this allows multiple hosts to concurrently share data, not statistically partition disk usage as competitors do. Additionally, the hosts sharing the data can be running Windows NT and/or Unix.

     - HIGH PERFORMANCE - TSMS distributes and stripes all file system data, including metadata, across as many storage controllers as there are present in the storage system. This gives TSMS dramatic opportunities to utilize parallel processing and highly intelligent file access algorithms to improve system level response times and throughput.
          This architecture allows users to add controllers and storage at will in order to achieve the performance levels desired independent of the compute nodes involved.

     - FAULT TOLERANCE - TSMS uses the most sophisticated RAID and fault tolerance algorithms available to protect user data. TSMS RAIDS data at the file level, not the block level, in order to provide more efficient disk space utilization and user control. TSMS also RAIDS all data across disks and controllers enabling domain fault tolerance across controllers, something which the Company believes no other competitor offers today.

RESEARCH AND DEVELOPMENT

The Company performs all of its research and development activities at its headquarters in Plymouth, Minnesota. During 1997, 1996 and 1995, research and development expenses totaled approximately $3,981,000, $7,264,000 and $8,621,000, respectively, and in 1996 and 1995 related primarily to the design and development of the Company's enterprise servers. In 1997 and 1996, approximately $1,774,000 and $1,500,000, respectively, of research and development expenditures related to the File-Intelligent I/O software technology and the distributed file system software technology that will be incorporated into TSMS. The Company currently anticipates that research and development costs will be a key expense during 1998 as the Company focuses on the continued development of

TSMS. The Company does not, however, anticipate that total research and development costs in 1998 will reach the 1997 level.

The Company is seeking additional capital through OEM or other strategic investments or alliances. These strategic investments and/or alliances may provide equity, nonrecurring engineering fees or other licensing amounts which may be used in support of research and development for TSMS.

SALES AND DISTRIBUTION

The Company currently intends to market TSMS through OEM partners. The most likely OEM partners would be storage suppliers, computer system vendors, disk drive manufacturers and disk controller vendors. Pursuant to any such arrangements, the Company would license its software components and/or its controller design, which these OEM partners would then incorporate into their products in order to offer a storage solution to their end users.

The Company believes that these types of licensing arrangements will provide a more rapid and cost-effective method for its products and technology to gain visibility and penetrate the storage market. The Company is also taking additional steps to increase the visibility of its products and technology.
In January 1998, a pre-beta version was demonstrated during the Server I/O '98 Conference.

COMPETITION

While the Company knows of no direct competition today for the Company's
File Intelligent I/O and the TSMS implementation using TFS, there are competitors in the area of specialized file systems. In addition, many of the same companies that represent potential OEM partners also represent potential competitors in the event that one or more elect to develop and market their own products.

The Company knows of three companies currently developing products in related areas that compete indirectly with the Company's products. Adaptec, Inc. announced a File Array product in the fourth quarter of 1997 that moves file system processing to the storage system controller. Programmed Logic Corporation sells an integrated set of realtime software products, including an operating system and file system. Veritas Software Corporation ("Veritas") sells a set of installable file systems for Windows NT and Unix. These products are widely used and highly regarded in the industry. The Company also believes that Veritas is developing a clustered file system for Windows NT. The Veritas products are host-based and the Company knows of no plans by Veritas to move its products to a File-Intelligent I/O architecture.

The Company believes that none of the products discussed above are distributed file systems and that significant time, investment and effort would be needed to make these products distributed in order to provide the comparable features of TSMS. The Company's competitors, however, are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company. As a result, attaining a competitive position will require that the Company develop its products on a timely basis and continue to invest in research and development and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to continue to make the necessary technological advances.

MANUFACTURING

The Company currently has no manufacturing group for the enterprise server products due to the February 1997 decision to discontinue the development and marketing of enterprise servers. The Company believes that it has sufficient inventory on hand for substantially all warranty or replacement parts required.

Given the Company's intention to market TSMS through OEM partners by licensing its software components and/or its controller design, the Company anticipates that its manufacturing requirements will be minimal. The Company currently anticipates that it will use a subcontractor to reproduce and distribute its TSMS products. The Company currently has plans to support TSMS-based products with the existing server technical expertise and operational and process skills which extend into delivering and supporting storage subsystems on an installed base of over 7,000 servers.

INTELLECTUAL PROPERTY

The Company currently has been allowed one patent related to its server products and it has one patent application pending with respect to its TSMS products. The Company intends to significantly broaden its TSMS patent application pool in 1998. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its products. Despite these precautions, however, it may be possible for unauthorized third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful, and the failure or inability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

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

TEAM MEMBERS

As of December 31, 1997, the Company had 38 full-time team members, including 6 in marketing, sales and support services, 11 in research and development, 15 in operations, and 6 in corporate operations. In addition to the 38 full-time team members, the Company also had contracted with 5 outside contractors who provide research and development expertise and are considered by the Company to be crucial to the success of TSMS development.

The Company's future success depends to a significant extent upon the performance of its executive officers and other key personnel. The future success of the Company will also depend in large part upon its ability to continue to attract and retain highly skilled and qualified personnel. In addition, the Company's success will also depend in large part on its ability to retain key contract team members. None of the Company's team members are represented by a labor union. The Company has experienced no work stoppages and believes that its relations with its team members are good.

YEAR 2000

The Company has begun the process of analyzing its business systems to determine if a significant Year 2000 issue exists. The Company has reviewed its main business system and has determined that a Year 2000 problem does not exist in that system. However, the Company has other smaller supporting business systems which it has not yet reviewed. The Company has also reviewed its software related to its server business and is in the process of completing a fix for the Year 2000 issue. The Company has not yet released any TSMS-based products, but it intends to review and correct any Year 2000 issues, if necessary, prior to release to market of these products. The Company does not currently anticipate significant costs to modify any internal use software. The Company also does not anticipate significant costs to modify its server business software or software related to TSMS.

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

     - The market for distributed file system products for the Windows NT environment is new and developing and currently comprises only a small portion of the storage market. The Company believes that its future success will depend upon the continued growth and acceptance of the Windows NT operating system and the growth in demand for attached storage. In addition, the Company's success is dependent upon its ability to develop, test and release products for this market on a timely basis.

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

     - The Company currently intends to market its TSMS through OEM or other strategic relationships, and the failure to establish such relationships on acceptable terms could adversely affect the Company's ability to introduce and market TSMS-based products successfully.

     - The Company's success is dependent on its ability to generate adequate cash to fund operations in 1998, which in turn will depend on its ability to sell its remaining enterprise server inventory and control its operating expenses. In addition, the Company's ability to generate additional capital could be adversely affected if the Company is unable to remain on the NASDAQ National Stock Market.

     - Many of the Company's potential competitors in the market for Windows NT storage products are the same companies that represent potential OEM partners. The Company's ability to introduce and market its products could be adversely affected if one or more of these competitors elects to develop and market their own products.


ITEM 2.   PROPERTIES

The Company's principal administrative, sales, marketing and research and development activities are performed in its 14,834 square foot headquarters facility in Plymouth, Minnesota. The Company first occupied this facility in August 1997. The lease for this facility expires in September 2000. The Company's lease payments are approximately $6,000 monthly with an additional approximately $5,000 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes.

The Company has no other remaining leased facilities in the U.S. or any foreign countries.


ITEM 3.   LEGAL PROCEEDINGS

In June 1997, a federal jury in St. Paul, Minnesota absolved the Company of any liability in a class action lawsuit alleging securities fraud. In October 1997, the plaintiffs for the class action appealed the jury decision to the U.S. Eighth District Court of Appeals. In December 1997, the insurance company, which had assumed complete defense of this action, agreed to pay for a portion of the legal costs incurred by the attorneys for the class in return for dismissal of the appeal. This agreement was accepted by the court, and the appeal by the plaintiffs was dismissed in February 1998.

There is currently a dispute between the Company and Novell, Inc. ("Novell") regarding alleged royalties owed to Novell with respect to Novell's software that the Company destroyed when such software could not be sold. The Company had entered into an OEM agreement with Novell, pursuant to which it purchased Novell's software that was to be installed on the Company's servers. The Company paid Novell $100,000 in advance royalties pursuant to the OEM agreement. The Company's sales of Novell's software did not result in royalties in excess of this advance royalty payment, and the Company disposed of the remaining Novell software. Novell has requested that the Company pay royalties on the destroyed software, which would total approximately $800,000. The Company has informed Novell that it does not owe royalties on the disposed software because the OEM agreement only provides for the payment of royalties on the sale of the software. The parties are currently attempting to resolve this dispute and the Company does not believe that this dispute will have a material adverse effect on the Company.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1997.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of February 27, 1998 are as follows:


     Name                Age            Position
     ----                ---            --------
John J. Mitcham           56       President, Chief Executive Officer
                                     and Director
Dr. Charles C. Devor      49       Vice President, Business Development
Dr. Alexander H. Frey     64       Vice President, Architecture
Charles E. Pearsall       55       Vice President, Engineering
Jeff A. Stewart           46       Vice President and Controller, and Secretary


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

Dr. Devor has served as the Company's Vice President of Business Development since July 1997, as Vice President, General Manager, Server Unit, from January 1997 to June 1997 and as Vice President of Systems Development from July 1995 to January 1997. Since September 1993, Dr. Devor has served as President of The Active Mind, a retail business that specializes in computer hardware and software classes and personal electronics. From September 1991 to September 1993, Mr. Devor served as Vice President of Enterprise Re-engineering Business Unit at Integris Systems Integration. From October 1978 to September 1991, Dr. Devor was employed by Bull HN Information Services, Inc. in various management positions.

Dr. Frey has served as the Company's Vice President, Architecture since October 1996. From 1981 to 1996, Dr. Frey was CEO and Chief Technology officer of Reliable Distributed Information Corporation in Pasadena, California, from which the Company purchased certain assets in 1996. Prior to 1981, Dr. Frey served in various technical and management positions with IBM Corporation.

Mr. Pearsall has served as the Company's Vice President of Engineering since February 1998 and as Vice President, Customer Service from February 1996 to January 1998. From 1995 to 1996, Mr. Pearsall was Senior Director of Program Management and Field Services for Concurrent Computer Corporation. Prior to 1995, Mr. Pearsall held a wide range of technical and executive positions within the Air Force.

Mr. Stewart has served as the Company's Vice President and Controller, and Secretary since July 1997 and as Corporate Controller from October 1994 to June 1997. From 1978 to 1994, Mr. Stewart served in various accounting and financial management positions for Micro Component Technology, Inc.

                                      PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information under the caption "Investor Information" of the Company's 1997 Annual Report to Stockholders ("the Annual Report") the Annual Report. During the fourth quarter of 1997, there were no unregistered sales by the Company of its equity securities.


ITEM 6.   SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to the information under the caption "Historical Financial Summary" of the Annual Report.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" of the Annual Report.


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of its independent accountants are incorporated by reference to pages 14 through 33 of the Annual Report.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

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


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

                                      PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED WITH REPORT

     1.   Financial Statements

          The following Financial Statements and Report of Independent Accountants are incorporated by reference to pages 15 through 33 of the Annual Report.

               Report of Independent Accountants.

               Consolidated Statements of Operations - Years Ended December 31, 1997, 1996 and 1995.

               Consolidated Balance Sheets - December 31, 1997 and 1996.

               Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

               Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1997, 1996 and 1995.

               Notes to Consolidated Financial Statements.


     2.   Financial Statement Schedule

          The following financial statement schedule and report of independent accountants thereon should be read in conjunction with the consolidated financial statements and the notes thereto referred to above.


                                                                           Page
                                                                           ----
          Report of Independent Accountants. . . . . . . . . . . . . .      17
          Schedule II - Valuation and Qualifying Accounts. . . . . . .      18


     3.   Exhibits

          The Exhibits to this Report are listed in the Exhibit Index on pages 20 to 21 below.

          A copy of any of the exhibits will be furnished at a reasonable cost to any shareholder of the Company, upon receipt from any such shareholder of a written request for any such exhibit. Such request should be sent to Tricord Systems, Inc., 2905 Northwest Blvd., Suite 20, Plymouth Minnesota 55441; Attention: Investor Relations.

          The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):


          1. 1992 Non-Employee Director Stock Option Plan, as amended effective October 26, 1995. (d)
          2.   1994 Employee Stock Purchase Plan. (a)
          3.   1995 Stock Incentive Plan. (b)
          4. Employment Agreement, dated May 2, 1995, between the Company and John J. Mitcham. (c)
          5. Change in Control Agreement, dated September 13, 1996, between the Company and Charles C. Devor of the Company. (e)
          6. Severance Agreement, dated February 8, 1997, between the Company and Charles C. Devor. (e)
          7. Change in Control Agreement, dated September 13, 1996, between the Company and Charles E. Pearsall. (f)

                      ----------------------------------------

          (a) Incorporated by reference from the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-76532).
          (b) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.
          (c) Incorporated by reference from the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1995 (File No. 0-21366).
          (d) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1995.
          (e) Incorporated by reference from the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 1996.
          (f)  Filed herewith.

(b) REPORTS ON FORM 8-K

               No reports on Form 8-K were filed during the fourth quarter of the year ended December 31, 1997.

                         REPORT OF INDEPENDENT ACCOUNTANTS



To the Stockholders and
Board of Directors of
Tricord Systems, Inc.

Our report on the consolidated financial statements of Tricord Systems, Inc. has been incorporated by reference in this Annual Report on Form 10-K from page 15 of the 1997 Annual Report to Stockholders of Tricord Systems, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 14 of this Annual Report on Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.




                                   COOPERS & LYBRAND L.L.P.


Minneapolis, Minnesota
February 26, 1998

                  SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                FOR THE YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995



(in thousands)

                                            Balance at       Additions     Deductions       Balance
                                           Beginning of     Charged to        from         at End of
                  Description                 Period          Expense       Allowance        Period
----------------------------------------   ------------     ----------     ----------      ---------
Year ended December 31, 1997
     Allowance for doubtful accounts
     (deducted from accounts receivable)   $      2,844           (455)(1)     (1,176)         1,213

     Inventory obsolescence reserve
     (deducted from inventory)                    7,330          1,818         (3,130)         6,018


Year ended December 31, 1996
     Allowance for doubtful accounts
     (deducted from accounts receivable)          1,576          2,028           (760)(2)      2,844

     Inventory obsolescence reserve
     (deducted from inventory)                    9,684            994         (3,348)(3)      7,330


Year ended December 31, 1995
     Allowance for doubtful accounts
     (deducted from accounts receivable)            573          1,521(4)        (518)         1,576

     Inventory obsolescence reserve
     (deducted from inventory)                      900         15,942(5)      (7,158)         9,684



Notes:
(1)  Relates to a reduction in the allowance.
(2) Includes a credit of $366 included in restructure and related charges (credits).
(3) Includes a credit of $1,173 included in restructure and related charges (credits).
(4)  Includes a charge of $903 included in restructure and related charges
(5)  Includes a charge of $14,488 included in restructure and related charges

                                     SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 1998.


                                   TRICORD SYSTEMS, INC.

                                   By /s/ John J. Mitcham
                                      -------------------
                                   John J. Mitcham
                                   President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1998.

          Signatures                         Title
          ----------                         -----

/s/ John J. Mitcham                President and Chief Executive Officer
--------------------------         (Principal Executive Officer and Principal
     John J. Mitcham               Financial Officer) and Director

/s/ Jeff A. Stewart                Vice President and Controller and Secretary
--------------------------         (Principal Accounting  Officer)
     Jeff A. Stewart


/s/ Yuval Almog                    Chairman of the Board
--------------------------
     Yuval Almog

/s/ Jeffrey O. Henley              Director
--------------------------
     Jeffrey O. Henley

/s/Donald L. Lucas                 Director
--------------------------
     Donald L. Lucas

                               TRICORD SYSTEMS, INC.
                               ---------------------

                    EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                        FOR THE YEAR ENDED DECEMBER 31, 1997
                               ---------------------


    ITEM                                                               PAGE
   NUMBER                     ITEM                                    NUMBER
   ------                     ----                                    ------
    3.1        Certificate of Incorporation (a)
    3.2        Bylaws (a)
    4.1        Rights Agreement (e)
   10.1        1992 Non-Employee Director Stock Option Plan, as
                   amended effective October 26, 1995 (e)
   10.2        1994 Employee Stock Purchase Plan (b)
   10.3        Servicing Contract, dated August 5, 1991, between the
                   Company and Digital Service Corporation (a)
   10.4        Form of Indemnification Agreement (a)
   10.5        Warrants of the Company, dated December 18, 1992,
                   issued to Sequent Computer Systems, Inc. (a)
   10.6        Servicing Contract, dated February 26, 1993, between the
                   Company and Bull HN Information Systems, Inc. (a)
   10.7        1995 Stock Incentive Plan (c)
   10.8        Employment Agreement, dated May 2, 1995, between
                   the Company and John J. Mitcham (d)
   10.9        Loan and Security Agreement, dated August 9, 1996, between the Company and Silicon Valley Bank (f)
   10.10       Change of Control Agreements, dated September 13, 1996,
                   between the Company and Charles C. Devor (g)
   10.11       Severance Agreement, dated February 8, 1997, between the
                   Company and Charles C. Devor (g)
   10.12       Defense and Indemnification Agreement, dated July 8, 1996, between and among the Company, James D. Edwards,
                   Gregory T. Barnum, John H. Crawford and John P. Guider,
                   The Home Insurance Company of Illinois, Progressive
                   Casualty Insurance Company, Underwriters at Lloyd's, London,
                   and the General Reinsurance Corporation (g)
   10.13       Lease Agreement, dated July 28, 1997, between the
                   Company and Liberty Property Limited Partnership (h)
   10.14       Change of Control Agreement, dated September 13, 1996,
                   between the Company and Charles E. Pearsall (h)
   13.1        Annual Report to Stockholders for the year ended
                   December 31, 1997 (to be deemed filed only to the
                   extent required by the instructions to exhibits for reports on Form 10-K) (h)



    ITEM                                                               PAGE
   NUMBER                     ITEM                                    NUMBER
   ------                     ----                                    ------
   21.1        Subsidiaries of the Company (h)
   23.1        Consent of Independent Accountants (h)
   27.1        Financial Data Schedule (h)

--------------------------------------------------------------------

     (a) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-48733).
     (b) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-76532).
     (c) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1994.
     (d) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1995 (File No. 0-21366).
     (e) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1995.
     (f) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended June 30, 1996 (File No.
            0-21366).
     (g) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1996.
     (h)  Filed herewith.