Form 10-Q
period 1998-03-31
TRICORD SYSTEMS INC /DE/
filed 1998-05-14
CIK 837166

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION

                               WASHINGTON, D.C. 20549
                                     FORM 10-Q


                                     (MARK ONE)

      X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     ---       SECURITIES EXCHANGE ACT OF 1934

     FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
     ---       OF THE SECURITIES EXCHANGE ACT OF 1934

     For the Transition Period from ________ to ________

     COMMISSION FILE NUMBER 0-21366

                               TRICORD SYSTEMS, INC.
               ------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                    41-1590621
     -------------------------------    -------------------
     (STATE OR OTHER JURISDICTION OF    (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)     IDENTIFICATION NO.)

         2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA     55441
         -----------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)         (ZIP CODE)


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

     YES      X          NO
            -----              -----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                         OUTSTANDING AT
                CLASS                                    APRIL 30, 1998
                ------                                   --------------
            COMMON STOCK,
            $.01 par value                               14,258,924


------------------------------------------------------------------------------
------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                             TRICORD SYSTEMS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (UNAUDITED)


                                                  Three Months Ended March 31,
                                                  ----------------------------
(in thousands, except per share data)                  1998         1997
                                                  ----------    --------------
Revenues:
     Product sales                                   $   806       4,381
     Service contracts                                   509         492
                                                     -------       -----
                                                       1,315       4,873

Cost of goods sold:
     Product sales                                   $   685       4,786
     Service contracts                                   117         130
                                                     -------       -----
                                                         802       4,916

          Gross margin                                   513         (43)
                                                     -------       -----

Operating expenses:
     Research and development                            711       1,783
     Sales and marketing                                 244       2,394
     General and administrative                          342         720
                                                     -------       -----
                                                       1,297       4,897
                                                     -------       -----

          Operating loss                                (784)     (4,940)
                                                     -------       -----

Other income (expense):
     Interest, net                                        52          55
     Other, net                                           40        (264)
                                                     -------       -----
                                                          92        (209)
                                                     -------       -----

          Net loss                                   $  (692)     (5,149)
                                                     -------       -----
                                                     -------       -----

          Net loss per share - basic and diluted     $ (0.05)      (0.38)
                                                     -------       -----
                                                     -------       -----

          Average common shares outstanding           13,809      13,407
                                                     -------       -----
                                                     -------       -----


       See accompanying notes to consolidated financial statements.

                           TRICORD SYSTEMS, INC.
                        CONSOLIDATED BALANCE SHEETS


                                   ASSETS


                                                    March 31,   December 31,
(in thousands, except per share data)                  1998         1997
                                                   -----------  ------------
                                                   (unaudited)
Current assets:
     Cash and cash equivalents                      $  3,912       3,713
     Accounts receivable, net                            426         681
     Inventories, net                                  1,247       1,497
     Other current assets                                124         174
                                                    --------      ------
          Total current assets                         5,709       6,065

Equipment and improvements, net                          461         565

Other assets                                             121         125
                                                    --------      ------
          Total Assets                              $  6,291       6,755
                                                    --------      ------
                                                    --------      ------


                  LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                               $    634         708
     Accrued payroll, benefits and related taxes         351         509
     Deferred revenue                                    914         946
     Other accrued expenses                              760         925
                                                    --------      ------
          Total current liabilities                    2,659       3,088

Stockholders' equity:
     Common stock, $.01 par value; 27,000 shares
          authorized, 14,228 and 13,460 shares
          issued and outstanding                         142         135
     Additional paid-in capital                       78,256      77,606
     Cumulative translation adjustments                   82          82
     Accumulated deficit                             (74,848)    (74,156)
                                                    --------      ------
          Total stockholders' equity                   3,632       3,667
                                                    --------      ------
          Total Liabilities and Stockholders'
               Equity                               $  6,291       6,755
                                                    --------      ------
                                                    --------      ------


        See accompanying notes to consolidated financial statements.

                            TRICORD SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (UNAUDITED)


                                                                Three Months Ended March 31,
                                                                ----------------------------
(In thousands)                                                      1998            1997
                                                                ---------        -----------
Cash flows from operating activities:
     Net loss                                                      $ (692)         $(5,149)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
          Depreciation and amortization                               109            1,279
          Loss on disposal of equipment                                 -              247
          Provision for losses on accounts receivable                   -               75
          Provision for losses on inventories                         164              416
          Other                                                        63              330
          Changes in operating assets and liabilities:
               Accounts receivable                                    255            2,780
               Inventories                                             86              (91)
               Other current assets                                    50               94
               Accounts payable                                       (74)            (475)
               Accrued payroll, benefits and related taxes            (68)            (476)
               Deferred revenues and other accrued expenses           (25)            (728)
                                                                   ------          -------
                    Net cash used in operating activities            (132)          (1,698)
                                                                   ------          -------
Cash flows from investing activities:
     Capital expenditures                                              (5)            (381)
     Change in other assets                                             4               60
                                                                   ------          -------
                    Net cash used in investing activities              (1)            (321)
                                                                   ------          -------
Cash flows from financing activities:
     Stock option transactions                                        332                -
                                                                   ------          -------
                    Net cash provided by financing activities         332                -
                                                                   ------          -------
Effect of exchange rate changes on cash                                 -              476
                                                                   ------          -------
Net increase (decrease) in cash and cash equivalents                  199           (1,543)
Cash and cash equivalents at beginning of period                    3,713            5,711
                                                                   ------          -------
Cash and cash equivalents at end of period                         $3,912            4,168
                                                                   ------          -------
                                                                   ------          -------


            See accompanying notes to consolidated financial statements.

                               TRICORD SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at March 31, 1998, and of consolidated results of operations and cash flows for the interim periods ended March 31, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1997, which were incorporated by reference in the Company's 1997 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year or any future quarters.

2.  BALANCE SHEET AND SUPPLEMENTAL CASH FLOW INFORMATION


                                      March 31, 1998    December 31, 1997
                                      --------------    -----------------
                                       (unaudited)
     Accounts receivable, net:
      Accounts receivable                 $ 1,510             1,894
      Allowance for doubtful accounts      (1,084)           (1,213)
                                          -------           -------
                                          $   426               681
                                          -------           -------
                                          -------           -------

     Inventories, net:
      Spare parts and expansion products  $ 5,604             5,638
      Finished goods                        1,767             1,877
      Inventory reserves                   (6,124)           (6,018)
                                          -------           -------
                                          $ 1,247             1,497
                                          -------           -------
                                          -------           -------


Supplemental Cash Flow information:

During the first quarter of 1998, $90 of accrued payroll obligations and $172 of other accrued expenses were settled through the issuance of 374,003 shares of common stock of the Company.

3. CHANGE IN BUSINESS FOCUS

A combination of competitive pressures and a vision for a highly distributed and scalable storage systems architecture led the Company in February 1997 to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software. The architecture includes an entirely new generation of Distributed File System and File-Intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS").

The Company intends to sell its remaining enterprise server product inventory, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new agreements as long as there is sufficient demand. The Company's product sales during the first quarter of 1998 have consisted mainly of spare parts, disk drives, memory and expansion products. The Company expects that its 1998 revenues will decline significantly from 1997 levels and will continue to consist mainly of spare parts, disk drives, memory and expansion products as well as new service contracts. No revenues have been generated by TSMS through March 31, 1998. The Company does not anticipate significant revenues in 1998 from the development of TSMS-based products, which have yet to be fully developed.

If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operations for the next twelve months. The Company is continuing to seek additional capital through OEM or other strategic investments or alliances.

4. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per share as their impact is antidilutive. Net loss per share does not include common stock options and warrants of approximately 2,890,000, of which the majority have exercise prices at or slightly above the weighted average market price for the first quarter.

                                    ITEM 2:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT-Registered Trademark- and Novell-Registered Trademark- NetWare-Registered Trademark-. All revenues generated though March 31, 1998 related to the server line of business.

A combination of competitive pressures and a vision for a highly distributed and scalable storage systems architecture led the Company in February 1997 to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software. The architecture includes an entirely new generation of Distributed File System and File-Intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). No revenues have been generated by TSMS through March 31, 1998. The Company does not anticipate significant revenues in 1998 from the development of TSMS-based products, which have yet to be fully developed.

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


RESULTS OF OPERATIONS

REVENUES

Revenues for the first quarter ended March 31, 1998 were $1,315,000 compared to $4,873,000 for the first quarter ended March 31, 1997. The decrease in revenues for the first quarter of 1998 compared to the first quarter of 1997 is primarily due to the Company's decision, as discussed above, to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software.

The Company currently anticipates that revenues will decrease significantly in 1998 as the Company continues to focus its resources on developing TSMS. The Company intends to sell its remaining enterprise server product inventory, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new service agreements as long as there is sufficient demand. Actual 1998 revenues could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including whether anticipated demand in 1998 for the Company's enterprise server products differs from the Company's expectations and the ability of the Company to purchase components to satisfy customer demand.

GROSS MARGIN

Gross margin, as a percent of revenues, increased to 39% in the first quarter of 1998 compared to (1%) in the first quarter of 1997. The increase in gross margin percent for the first quarter of 1998 compared to 1997 was due primarily to a higher percentage of manufacturing costs in the first quarter of 1997 because sales volume was decreasing at a faster rate than costs were able to be deceased.

The Company anticipates that its inventory purchases for 1998 will consist mainly of disk drives and memory based on customer demand. The Company currently anticipates that gross margin dollars for the remainder of 1998 will be more than the comparable 1997 periods. Actual 1998 gross margin results could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the achievement of the Company's 1998 anticipated revenue level and the ability of the Company to purchase disk drives, memory and other components cost effectively in order to satisfy customer demand.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 60% to $711,000 for the first quarter of 1998 from $1,783,000 for the first quarter of 1997, primarily due to a decrease in salary and benefit costs associated with fewer team members.

The Company currently anticipates that research and development costs will be a key expense during 1998 as the Company focuses on the continued development of TSMS. The Company anticipates that research and development costs for 1998 will continue to be less than the 1997 level. Actual 1998 research and development expenses could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including the ability of the Company to achieve its business plan and obtain and commit the required resources to research and development and the ability to hire and train quality research and development team members as well as retain current research and development team members.

SALES AND MARKETING

Sales and marketing expenses decreased 90% to $244,000 for the first quarter of 1998 from $2,394,000 for the first quarter of 1997, primarily due to the reduction of commissions related to reduced revenues, lower salaries and benefits due to fewer team members and the closing of certain of the Company's domestic sales offices.

The Company currently anticipates that sales and marketing expenses in 1998 will continue to be less than 1997 as revenues are expected to decrease and the Company continues to focus on the development of TSMS. Actual 1998 sales and marketing expenses could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to complete development of TSMS, achieve its revenue plan and retain its current sales and marketing team members.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 53% to $342,000 for the first quarter of 1998 from $720,000 for the first quarter of 1997, primarily due to a decrease in salary and benefit costs associated with fewer team members.

The Company currently anticipates that general and administrative expenses for 1998 will continue to be less than 1997 due to the move in August 1997 to a smaller facility and the support necessary for fewer team members.

OTHER INCOME (EXPENSE)

Other income was $92,000 for the first quarter of 1998 compared to other expense of $209,000 for the first quarter of 1997. The increase in other income for the first quarter of 1998 is primarily related to the first quarter 1997 loss on disposal of certain equipment of the Company due to the redirection of the Company's efforts to the development of TSMS.


LIQUIDITY AND CAPITAL RESOURCES

The aggregate net increase in cash and cash equivalents during the first quarter of 1998 was $199,000, including stock options transactions of $332,000, partially offset by $132,000 of cash used in operating activities due to the net loss for the first three months of 1998, as adjusted by depreciation, provision for losses on inventories and a reduction of the Company's accounts receivable.

The Company currently has no plans for significant purchases of capital equipment during the last nine months of 1998. The Company may purchase capital equipment, primarily for research and development, depending on the timing and specific requirements of a potential OEM or other strategic investment or alliance. The Company has no material commitments for the purchase of capital equipment.

As of March 31, 1998, the Company had $3,912,000 in cash and cash equivalents. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents together with the funds generated from the continued liquidation of its remaining enterprise server inventory, will be sufficient to fund its operations for the next twelve months. Actual cash requirements could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to achieve anticipated revenue levels from the continued sale of the remaining enterprise server inventory and the ability of the Company to maintain its cost structure in accordance with its operating plan. The Company will adjust its plans as necessary if it determines that additional cash will be required during 1998.

The Company is seeking additional capital through OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company.


NASDAQ

In February 1998, the Company received notice from the Nasdaq Stock Market that the Company was not in compliance with Nasdaq National Market listing requirements and that the Company could be subject to transfer to the SmallCap Market or delisting. The Company has successfully resolved the Nasdaq minimum bid requirement. The Company is currently pursuing the procedures available under Nasdaq rules to avoid transfer to the SmallCap Market. The Company's goal is to remain on the Nasdaq National Market, however, there can be no assurance that the Company will be successful in remaining on the Nasdaq National Market or ultimately, on the Nasdaq Stock Market.

                             PART II. OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial data schedule

(b)  Reports on Form 8-K

     No report was filed on Form 8-K for the first quarter of 1998.

                                     SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   TRICORD SYSTEMS, INC.

                                       (REGISTRANT)




                                   By:   /s/ John J. Mitcham
                                         ------------------------------
                                         John J. Mitcham, President and
                                         Chief Executive Officer
                                         (Principal Financial Officer)

                                   By:   /s/ Jeff A. Stewart
                                         ------------------------------
                                         Jeff A. Stewart, Vice President
                                         and Controller
                                         (Principal Accounting Officer)

                                   Date:  May 14, 1998

                              INDEX TO EXHIBITS


     Exhibit                                            Page
     Number                                            Number
     ------                                            ------
     27.1    Financial data schedule                     13
