Form 10-Q
period 1998-06-30
TRICORD SYSTEMS INC /DE/
filed 1998-07-27
CIK 837166

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q


(MARK ONE)

    X        QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
---------    OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
---------    OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                               TRICORD SYSTEMS, INC.
               ------------------------------------------------------
               (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                              41-1590621
     -------------------------------              -------------------
     (STATE OR OTHER JURISDICTION OF              (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

         2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA   55441
         ------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                (ZIP CODE)

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

                    YES      X          NO
                          -------            -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                     OUTSTANDING AT
             CLASS                                   JUNE 30, 1998
             -----                                   --------------
         Common Stock,
         $0.01 par value                               14,493,826

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                               TRICORD SYSTEMS, INC.
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three Months Ended June 30,   Six Months Ended June 30,
                                                   ---------------------------   -------------------------
(in thousands, except per share data)                  1998           1997           1998           1997
                                                   ------------   ------------   ------------   ----------
Revenues:
     Product sales                                 $        617          2,803          1,423        7,184
     Service contracts                                      376            508            885        1,000
                                                   ------------   ------------   ------------   ----------
                                                            993          3,311          2,308        8,184

Cost of goods sold:
     Product sales                                          596          4,342          1,281        9,128
     Service contracts                                       64            148            181          278
                                                   ------------   ------------   ------------   ----------
                                                            660          4,490          1,462        9,406

          Gross margin                                      333         (1,179)           846       (1,222)
                                                   ------------   ------------   ------------   ----------

Operating expenses:
     Research and development                               644            828          1,355        2,611
     Sales and marketing                                    354          1,098            598        3,492
     General and administrative                             146            605            488        1,325
     Nonrecurring items, net                               (195)           864           (195)         864
                                                   ------------   ------------   ------------   ----------
                                                            949          3,395          2,246        8,292
                                                   ------------   ------------   ------------   ----------
          Operating loss                                   (616)        (4,574)        (1,400)      (9,514)
                                                   ------------   ------------   ------------   ----------

Other income (expense):
     Interest, net                                           46             44             98           99
     Other, net                                              15            (33)            55         (297)
                                                   ------------   ------------   ------------   ----------
                                                             61             11            153         (198)
                                                   ------------   ------------   ------------   ----------

          Net loss                                 $       (555)        (4,563)        (1,247)      (9,712)
                                                   ------------   ------------   ------------   ----------
                                                   ------------   ------------   ------------   ----------

          Net loss per share - basic and diluted   $      (0.04)         (0.34)         (0.09)       (0.72)
                                                   ------------   ------------   ------------   ----------
                                                   ------------   ------------   ------------   ----------

          Average common shares outstanding              14,369         13,460         14,119       13,434
                                                   ------------   ------------   ------------   ----------
                                                   ------------   ------------   ------------   ----------

          See accompanying notes to consolidated financial statements.

                               TRICORD SYSTEMS, INC.
                            CONSOLIDATED BALANCE SHEETS


                                       ASSETS

                                                               June 30,     December 31,
(in thousands, except per share data)                            1998           1997
                                                             -----------    ------------
                                                             (unaudited)
Current assets:
     Cash and cash equivalents                               $     3,765           3,713
     Accounts receivable, net                                        257             681
     Inventories, net                                              1,084           1,497
     Other current assets                                            101             174
                                                             -----------    ------------
          Total current assets                                     5,207           6,065

Equipment and improvements, net                                      386             565

Other assets                                                          16             125
                                                             -----------    ------------

          Total Assets                                       $     5,609           6,755
                                                             -----------    ------------
                                                             -----------    ------------

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                        $       563             708
     Accrued payroll, benefits and related taxes                     360             509
     Deferred revenue                                                762             946
     Other accrued expenses                                          728             925
                                                             -----------    ------------
          Total current liabilities                                2,413           3,088

Stockholders' equity:
     Common stock, $0.01 par value; 27,000 shares authorized,
          14,494 and 13,460 shares issued and outstanding            144             135
     Additional paid-in capital                                   78,455          77,606
     Cumulative translation adjustments                                -              82
     Accumulated deficit                                         (75,403)        (74,156)
                                                             -----------    ------------
          Total stockholders' equity                               3,196           3,667
                                                             -----------    ------------

          Total Liabilities and Stockholders' Equity         $     5,609           6,755
                                                             -----------    ------------
                                                             -----------    ------------

          See accompanying notes to consolidated financial statements.

                                TRICORD SYSTEMS, INC.
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (UNAUDITED)

                                                                           Six Months Ended June 30,
                                                                           -------------------------
(In thousands)                                                                1998            1997
                                                                           ---------       ---------
Cash flows from operating activities:
     Net loss                                                              $  (1,247)      $  (9,712)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
          Depreciation and amortization                                          207           2,036
          Provision for losses on inventories                                    123           1,456
          Loss on termination of facilities lease                                  -             975
          Provision for loss on equipment                                          -             764
          Loss on disposal of equipment                                            9             334
          Provision for losses (recoveries) on accounts receivable               (97)            150
          Other                                                                  170             577
          Changes in operating assets and liabilities:
               Accounts receivable                                               521           3,564
               Inventories                                                       290           1,245
               Other current assets                                               58             268
               Accounts payable                                                 (145)         (1,807)
               Accrued payroll, benefits and related taxes                       (59)           (774)
               Deferred revenues and other accrued expenses                     (108)         (1,022)
                                                                           ---------       ---------
                    Net cash used in operating activities                       (278)         (1,946)
                                                                           ---------       ---------
Cash flows from investing activities:
     Capital expenditures                                                        (37)           (412)
     Change in other assets                                                        7              60
                                                                           ---------       ---------
                    Net cash used in investing activities                        (30)           (352)
                                                                           ---------       ---------
Cash flows from financing activities:
     Stock option and employee stock purchase plan transactions                  360              30
                                                                           ---------       ---------
                    Net cash provided by financing activities                    360              30
                                                                           ---------       ---------
Effect of exchange rate changes on cash                                            -             531
                                                                           ---------       ---------
Net increase (decrease) in cash and cash equivalents                              52          (1,737)
Cash and cash equivalents at beginning of period                               3,713           5,711
                                                                           ---------       ---------

Cash and cash equivalents at end of period                                 $   3,765           3,974
                                                                           ---------       ---------
                                                                           ---------       ---------

          See accompanying notes to consolidated financial statements.

                               TRICORD SYSTEMS, INC.

                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


 1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at June 30, 1998, and of consolidated results of operations and cash flows for the interim periods ended June 30, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1997, which were incorporated by reference in the Company's 1997 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.  BALANCE SHEET AND SUPPLEMENTAL CASH FLOW INFORMATION

Balance Sheet Information:

                                             June 30, 1998    December 31, 1997
                                             -------------    -----------------
                                              (unaudited)
    Accounts receivable, net:
      Accounts receivable                      $  1,079             1,894
      Allowance for doubtful accounts              (822)           (1,213)
                                               --------          --------
                                               $    257               681
                                               --------          --------
                                               --------          --------
    Inventories, net:
      Spare parts and expansion products       $  4,778             5,638
      Finished goods                              1,226             1,877
      Inventory reserve                          (4,920)           (6,018)
                                               --------          --------
                                               $  1,084             1,497
                                               --------          --------
                                               --------          --------

Supplemental Cash Flow information:

During the first quarter of 1998, $90 of accrued payroll obligations and $172 of other accrued expenses were settled through the issuance of 374,003 shares of common stock of the Company. During the second quarter of 1998, $101 of other accrued expenses were settled through the issuance of 122,233 shares of common stock of the Company.

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

The Company intends to sell its remaining enterprise server product inventories, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new agreements as long as there is sufficient demand. The Company's product sales during the first half of 1998 have consisted mainly of spare parts, disk drives, memory and expansion products. The Company expects that its 1998 revenues will decline significantly from 1997 levels and will continue to consist mainly of spare parts, disk drives, memory and expansion products as well as new service contracts. No revenues have been generated by TSMS through June 30, 1998. The Company does not anticipate significant revenues in 1998 from the development of TSMS-based products, which have yet to be fully developed.

If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents will be sufficient to fund its operations for the next twelve months. The Company is continuing to seek additional capital through OEM or other strategic investments or alliances.

4. MAJOR CUSTOMERS

Connect Computer Company ("Connect") accounted for 14.5% of the Company's revenues in the second quarter of 1998 compared to 3.4% of the Company's revenues in the second quarter of 1997. For the six months ended June 30, 1998, revenues from Connect were 11.6% compared to 3.2% for the comparable period last year.

5. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per share as their impact is antidilutive. Net loss per share does not include common stock options and warrants totaling approximately 2,921,000 shares.

                                    ITEM 2:

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT-Registered Trademark- and Novell-Registered Trademark- NetWare-Registered Trademark-. All revenues generated through June 30, 1998 related to the server line of business.

A combination of competitive pressures and a vision for a highly distributed and scalable storage systems architecture led the Company in February 1997 to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software. The architecture includes an entirely new generation of Distributed File System and File-Intelligent
I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). No revenues have been generated by TSMS through June 30, 1998.
The Company does not anticipate significant revenues in 1998 from the development of TSMS-based products, which have yet to be fully developed.

In addition to the factors described below, the Company's operating results could materially differ from those anticipated by the Company based upon the following factors: the continued growth and acceptance of the Windows NT operating system and the growth in demand for attached storage; the Company's ability to develop, test and release its new products for this market on a timely basis; the ability of the Company to anticipate changes in technology and industry standards on a timely basis; the Company's ability to generate adequate cash to fund operations, which in turn will depend on its ability to sell a sufficient amount of its remaining enterprise server inventory and control operating expenses; the Company's ability to successfully establish one or more OEM relationships in order for the Company to introduce and market its storage products; and competition from other companies in the Windows NT storage products market.

RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter and six months ended June 30, 1998 were $993,000 and $2,308,000, respectively, compared to $3,311,000 and $8,184,000 for the second quarter and six months ended June 30, 1997. The decrease in revenues for the second quarter of 1998 compared to the second quarter of 1997 and the decrease in revenues for the first six months of 1998 compared to 1997 was primarily due to the Company's decision, as discussed above, to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software.

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

GROSS MARGIN

Gross margin, as a percent of revenues, increased to 34% in the second quarter of 1998 compared to (36%) in the second quarter of 1997 and increased to 37% for the first six months of 1998 compared to (15%) for the first six months of 1997. The increase in gross margin percent for the 1998 periods compared to the 1997 periods was due primarily to a higher percentage of manufacturing costs in the second quarter of 1997 because sales volume was decreasing at a faster rate than costs were able to be decreased, and the second quarter 1997 charge of $1,332,000 for the write-down of inventory based on the Company's announcement that it would not bring its next generation server to market.

The Company anticipates that its inventory purchases for 1998 will consist mainly of disk drives and memory based on customer demand. The Company currently anticipates that gross margin dollars for the last half of 1998 will be less than the comparable 1997 periods. Actual 1998 gross margin results could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the achievement of the Company's 1998 anticipated revenue level and the ability of the Company to purchase disk drives, memory and other components cost effectively in order to satisfy customer demand.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 22% to $644,000 for the second quarter of 1998 from $828,000 for the second quarter of 1997, and decreased 48% to $1,355,000 for the first six months of 1998 from $2,611,000 for the first six months of 1997, primarily due to a decrease in salary and benefit costs associated with fewer team members and a decrease in depreciation due to fewer capital equipment items.

Although research and development costs will be a key expense during 1998 as the Company focuses on the continued development of TSMS, the Company anticipates that research and development costs for 1998 will continue to be less than 1997 levels for the reasons described above. Actual 1998 research and development expenses could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including the ability of the Company to achieve its business plan and obtain and commit the required resources to research and development and the ability to hire and train quality research and development team members and/or outside consultants as well as retain current research and development team members and outside consultants.

SALES AND MARKETING

Sales and marketing expenses decreased 68% to $354,000 for the second quarter of 1998 from $1,098,000 for the second quarter of 1997, and decreased 83% to $598,000 for the first six months of 1998 from $3,492,000 for the first six months of 1997, primarily due to the reduction of commissions related to reduced revenues, lower salaries and benefits due to fewer team members and the closing of the Company's domestic and foreign sales offices.

The Company currently anticipates that sales and marketing expenses in 1998 will continue to be less than 1997 levels as the Company continues to focus on the development of TSMS. Actual 1998 sales and marketing expenses could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to achieve its revenue plan and retain its current sales and marketing team members.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 76% to $146,000 for the second quarter of 1998 from $605,000 for the second quarter of 1997, and decreased 63% to $488,000 for the first six months of 1998 from $1,325,000 for the first six months of 1997, primarily due to a decrease in salary and benefit costs associated with fewer team members and also due to certain bad debt recoveries.

The Company currently anticipates that general and administrative expenses for 1998 will continue to be less than 1997 levels due to the move in August 1997 to a smaller facility and the support necessary for fewer team members.

NONRECURRING ITEMS, NET

Nonrecurring items, net for the second quarter of 1998 consisted of a credit of $195,000 for the gain the Company recorded related to the sale of its former leased headquarters facility. Nonrecurring items, net for the second quarter of 1997 consisted of: a charge of $975,000 for the net write-off of leasehold improvements due to the termination of the Company's lease at its previous headquarters facility; a charge of $764,000 for the write-off of equipment; a charge of $125,000 for the mutual settlement and release of an alleged patent infringement; and a credit of $1,000,000 for a server-related software license fee granted to an OEM.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net increase in cash and cash equivalents during the first six months of 1998 was $52,000, including $360,000 of cash received from stock option exercises and employee stock purchase plan activity offset by $278,000 of cash used in operating activities due to the net loss for the first six months of 1998, as adjusted by depreciation, provision for losses on inventories and a reduction of the Company's accounts receivable and inventories. Cash used in operating activities also includes $300,000 of cash received from the sale of the Company's former leased headquarters facility.

The Company currently has no plans for significant purchases of capital equipment during the last six months of 1998. The Company may purchase capital equipment, primarily for research and development, depending on the timing and specific requirements of a potential OEM or other strategic investment or alliance. The Company has no material commitments for the purchase of capital equipment.

As of June 30, 1998, the Company had $3,765,000 in cash and cash equivalents. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents together with the funds generated from the continued liquidation of its remaining enterprise server inventories, will be sufficient to fund its operations for the next twelve months. The Company believes its existing net inventories are recoverable, but the Company will continue to monitor recoverability based on future sales activity. Actual cash requirements could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to achieve anticipated revenue levels from the continued sale of the remaining enterprise server inventory and the ability of the Company to maintain its cost structure in accordance with its operating plan. The Company will adjust its plans as necessary if it determines that additional cash will be required during 1998.

The Company is seeking additional capital through OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have an adverse effect on the Company.

NASDAQ

In February 1998, the Company received notice from the Nasdaq Stock Market that the Company was not in compliance with Nasdaq National Market listing requirements and that the Company could be subject to transfer to the SmallCap Market or delisting. The Company has successfully resolved the Nasdaq minimum bid requirement. In July, the Company agreed with the Nasdaq Stock Market to move to the SmallCap Market effective with the open of business on July 29, 1998. The Company's goal is to remain on the Nasdaq SmallCap Market, however, there can be no assurance that the Company will be successful in remaining on the Nasdaq SmallCap Market.

                          PART II. OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual stockholders meeting was held on May 15, 1998 during which the following items were voted on and approved under applicable law:

1.  Election of Director
    Mr. Yuval Almog was elected as a Class C Director, with 13,399,664 votes cast for Mr. Almog and 288,878 votes withheld.

2. On the proposal to approve the 1998 Stock Incentive Plan, 5,931,189 shares were cast for, 802,465 shares were cast against, 49,081 shares abstained from voting and there were 6,905,807 broker non-votes.

3. On the proposal to approve the 1998 Non-Employee Director Stock Plan, 5,910,130 shares were cast for, 870,808 shares were cast against, 83,091 shares abstained from voting and there were 6,824,513 broker non-votes.

4.  On the proposal to ratify the appointment of Coopers & Lybrand L.L.P.
    as independent accountants for the Company and its subsidiaries for the fiscal year ended December 31, 1998, 13,580,194 shares were cast for, 43,306 shares were cast against and 65,042 shares abstained from voting on such proposal. As a result of its merger, effective July 1, 1998, Coopers & Lyband L.L.P. is a part of PricewaterhouseCoopers LLP.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial data schedule

(b)  Reports on Form 8-K

     No report was filed on Form 8-K for the second quarter of 1998.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       TRICORD SYSTEMS, INC.

                                           (REGISTRANT)



                                       By:   /s/ John J. Mitcham
                                           ---------------------
                                           John J. Mitcham, President and
                                           Chief Executive Officer
                                           (Principal Financial Officer)


                                       By:   /s/ Jeff A. Stewart
                                           ---------------------
                                           Jeff A. Stewart, Vice President and
                                           Controller
                                           (Principal Accounting Officer)

                                       Date:  July 27, 1998

                               INDEX TO EXHIBITS

 Exhibit                                                           Page
 Number                                                           Number
---------                                                         ------
   27.1     Financial data schedule                                 13
