Form 10-Q
period 1998-09-30
TRICORD SYSTEMS INC /DE/
filed 1998-10-27
CIK 837166

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(MARK ONE)

      X      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
-----------  OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-----------  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from          to
                               --------    --------
COMMISSION FILE NUMBER 0-21366

                             TRICORD SYSTEMS, INC.
            ------------------------------------------------------
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                  41-1590621
             --------                                  ----------
  (STATE OR OTHER JURISDICTION OF                   (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                   IDENTIFICATION NO.)

     2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA       55441
     -------------------------------------------------------------------
         (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

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

                  YES       X                NO
                         -------               -------

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                    OUTSTANDING AT
        CLASS                                    SEPTEMBER 30, 1998
        -----                                    ------------------
    Common Stock,
   $0.01 par value                                  14,493,826

                          PART 1. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                THREE MONTHS ENDED SEPTEMBER 30,      NINE MONTHS ENDED SEPTEMBER 30,
                                                --------------------------------      -------------------------------
(in thousands, except per share data)                  1998          1997                      1998          1997
                                                   --------      --------                  --------      --------
Revenues:
     Product sales                                 $    632         2,098                     2,055         9,282
     Service contracts                                  367           484                     1,252         1,484
                                                   --------      --------                  --------      --------
                                                        999         2,582                     3,307        10,766
Cost of goods sold:
     Product sales                                      467         1,778                     1,709        10,906
     Service  contracts                                  79           142                       299           420
                                                   --------      --------                  --------      --------
                                                        546         1,920                     2,008        11,326

        Gross margin                                    453           662                     1,299          (560)
                                                   --------      --------                  --------      --------
Operating expenses:
     Research and development                           561           698                     1,916         3,309
     Sales and marketing                                 95           530                       693         4,022
     General and administrative                         211           386                       699         1,711
     Nonrecurring items, net                            --            --                       (195)          864
                                                   --------      --------                  --------      --------
                                                        867         1,614                     3,113         9,906
                                                   --------      --------                  --------      --------
        Operating loss                                 (414)         (952)                   (1,814)      (10,466)
                                                   --------      --------                  --------      --------
Other income (expense):
     Interest, net                                       48            42                       146           141
     Other, net                                         132           120                       187          (177)
                                                   --------      --------                  --------      --------
                                                        180           162                       333           (36)
                                                   --------      --------                  --------      --------
        Loss before income taxes                       (234)         (790)                   (1,481)      (10,502)
        Provision for income taxes                      --            224                      --             224
                                                   --------      --------                  --------      --------
        Net loss                                   $   (234)       (1,014)                   (1,481)      (10,726)
                                                   --------      --------                  --------      --------
                                                   --------      --------                  --------      --------
        Net loss per share - basic and diluted     $  (0.02)        (0.08)                    (0.10)        (0.80)
                                                   --------      --------                  --------      --------
                                                   --------      --------                  --------      --------
        Average common shares outstanding            14,494        13,460                    14,245        13,442
                                                   --------      --------                  --------      --------
                                                   --------      --------                  --------      --------

         See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                        ASSETS
                                                                    SEPTEMBER 30,  DECEMBER 31,
(in thousands, except per share data)                                   1998          1997
                                                                    -------------  ------------
                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                         $  3,335         3,713
     Accounts receivable, net                                               293           681
     Inventories, net                                                       767         1,497
     Other current assets                                                    66           174
                                                                    -------------  ------------
         Total current assets                                             4,461         6,065

Equipment and improvements, net                                             303           565
Other assets                                                                 11           125
                                                                    -------------  ------------
         Total Assets                                                  $  4,775         6,755
                                                                    -------------  ------------
                                                                    -------------  ------------



            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $    436           708
     Accrued payroll, benefits and related taxes                            353           509
     Deferred revenue                                                       696           946
     Other accrued expenses                                                 337           925
                                                                    -------------  ------------
         Total current liabilities                                        1,822         3,088

Stockholders' equity:
     Common stock, $0.01 par value; 27,000 shares authorized,
         14,494 and 13,460 shares issued and outstanding                    144           135
     Additional paid-in capital                                          78,446        77,606
     Cumulative translation adjustments                                    --              82
     Accumulated deficit                                                (75,637)      (74,156)
                                                                    -------------  ------------
         Total stockholders' equity                                       2,953         3,667
                                                                    -------------  ------------
         Total Liabilities and Stockholders' Equity                    $  4,775         6,755
                                                                    -------------  ------------
                                                                    -------------  ------------

         See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                    NINE MONTHS ENDED SEPT. 30,
                                                                    ---------------------------
(In thousands)                                                         1998          1997
                                                                    ---------     ---------
Cash flows from operating activities:
     Net loss                                                        $ (1,481)     $(10,726)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Depreciation and amortization                                     285         2,361
        Provision for losses on inventories                               (10)        1,175
        Loss on termination of facilities lease                          --             975
        Provision for loss on equipment                                  --             764
        Loss on disposal of equipment                                      21           346
        Provision for losses (recoveries) on accounts receivable         (117)         (195)
        Provision for income taxes                                       --             224
        Other                                                             161           619
        Changes in operating assets and liabilities:
            Accounts receivable                                           505         3,302
            Inventories                                                   740         1,892
            Other current assets                                           93           649
            Accounts payable                                             (272)       (1,658)
            Accrued payroll, benefits and related taxes                   (66)         (684)
            Deferred revenue and other accrued expenses                 (565)       (1,453)
                                                                     --------      --------
                Net cash used in operating activities                    (706)       (2,409)
                                                                     --------      --------
Cash flows from investing activities:
     Capital expenditures                                                 (44)         (557)
     Change in other assets                                                12            54
                                                                     --------      --------
                Net cash used in investing activities                     (32)         (503)
                                                                     --------      --------
Cash flows from financing activities:
     Stock option and employee stock purchase plan transactions           360            31
                                                                     --------      --------
                Net cash provided by financing activities                 360            31
                                                                     --------      --------
Effect of exchange rate changes on cash                                  --             334
                                                                     --------      --------
Net decrease in cash and cash equivalents                                (378)       (2,547)
Cash and cash equivalents at beginning of period                        3,713         5,711
                                                                     --------      --------
Cash and cash equivalents at end of period                           $  3,335         3,164
                                                                     --------      --------
                                                                     --------      --------

         See accompanying notes to consolidated financial statements.

                             TRICORD SYSTEMS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the consolidated financial position at September 30, 1998, and of consolidated results of operations and cash flows for the interim periods ended September 30, 1998 and 1997. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1997, which were incorporated by reference in the Company's 1997 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.  BALANCE SHEET AND SUPPLEMENTAL CASH FLOW INFORMATION

Balance Sheet Information:


                                                SEPTEMBER 30, 1998       DECEMBER 31, 1997
                                                ------------------       -----------------
                                                   (UNAUDITED)
Accounts receivable, net:
 Accounts receivable .........................         $   995                 1,894
 Allowance for doubtful accounts .............            (702)               (1,213)
                                                       -------                 -----
                                                       $   293                   681
                                                       -------                 -----
                                                       -------                 -----
Inventories, net:
 Spare parts and expansion products ..........         $ 4,073                 5,638
 Finished goods ..............................           1,075                 1,877
 Inventory reserve ...........................          (4,381)               (6,018)
                                                       -------                 -----
                                                       $   767                 1,497
                                                       -------                 -----
                                                       -------                 -----



Supplemental Cash Flow Information:

During the first quarter of 1998, $90 of accrued payroll obligations and $172 of other accrued expenses were settled through the issuance of 374,003 shares of common stock of the Company. During the second quarter of 1998, $101 of other accrued expenses were settled through the issuance of 122,233 shares of common stock of the Company.

3. MAJOR CUSTOMERS

Red River Computer Company accounted for 11.1% of the Company's revenues in the third quarter of 1998. For the nine months ended September 30, 1998, revenues from Connect Computer Company were 11.0%.

4. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per share as their impact is antidilutive. Net loss per share does not include common stock options and warrants totaling approximately 2,763,000 shares.

                                    ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

The Company historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT -Registered Trademark- and Novell -Registered Trademark- NetWare -Registered Trademark-. All revenues generated through September 30, 1998 related to the server line of business.

A combination of competitive pressures and a vision for a highly distributed and scalable storage systems architecture led the Company in February 1997 to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software. The architecture includes an entirely new generation of Distributed File System and File-Intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). No revenues have been generated by TSMS through September 30, 1998. The Company does not anticipate significant revenues in 1998 from the development of TSMS-based products, which have yet to be fully developed.

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

RESULTS OF OPERATIONS

REVENUES

Revenues for the third quarter and nine months ended September 30, 1998 were $999,000 and $3,307,000, respectively, compared to $2,582,000 and $10,766,000 for the third quarter and nine months ended September 30, 1997. The decreases in revenues for the third quarter of 1998 compared to the third quarter of 1997 and for the first nine months of 1998 compared to 1997 were primarily due to the Company's decision, as discussed above, to redefine its corporate strategy to focus its development efforts exclusively on storage systems management software.

The Company currently anticipates that revenues from the server product line will decrease significantly as the Company continues to focus its resources on developing TSMS. The Company intends to sell its remaining enterprise server product inventories, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new service agreements as long as there is sufficient demand. Actual 1998 revenues could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including whether anticipated demand in 1998 for the Company's enterprise server products differs from the Company's expectations and the ability of the Company to purchase components to satisfy customer demand.

GROSS MARGIN

Gross margin, as a percent of revenues, increased to 45% in the third quarter of 1998 compared to 26% in the third quarter of 1997 and increased to 39% for the first nine months of 1998 compared to (5%) for the first nine months of 1997. The increase in gross margin percent for the 1998 periods compared to the 1997 periods was due primarily to a higher percentage of manufacturing costs in the 1997 periods because sales volume was decreasing at a faster rate than costs were able to be decreased, and the second quarter 1997 charge of $1,332,000 for the write-down of inventory based on the Company's announcement that it would not bring its next generation server to market.

The Company currently anticipates that gross margin dollars for the last three months of 1998 will be less than the comparable 1997 period. Actual 1998 gross margin results could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the achievement of the Company's 1998 anticipated revenue level and the ability of the Company to purchase disk drives, memory and other components cost effectively in order to satisfy customer requirements.

RESEARCH AND DEVELOPMENT

Research and development expenses decreased 20% to $561,000 for the third quarter of 1998 from $698,000 for the third quarter of 1997, and decreased 42% to $1,916,000 for the first nine months of 1998 from $3,309,000 for the first nine months of 1997, primarily due to a decrease in salary and benefit costs associated with fewer team members and a decrease in depreciation due to fewer capital equipment items.

Although research and development costs will be a key expense as the Company focuses on the continued development of TSMS, the Company anticipates that research and development costs for 1998 will continue to be less than 1997 levels for the reasons described above. Actual 1998 research and development expenses could materially differ from those expressed in the foregoing forward-looking statements, depending on a number of factors, including the ability of the Company to achieve its business plan and obtain and commit the required resources to research and development and the ability to hire and train quality research and development team members and/or outside consultants as well as retain current research and development team members and outside consultants.

SALES AND MARKETING

Sales and marketing expenses decreased 82% to $95,000 for the third quarter of 1998 from $530,000 for the third quarter of 1997, and decreased 83% to $693,000 for the first nine months of 1998 from $4,022,000 for the first nine months of 1997, primarily due to the reduction of commissions related to reduced revenues, lower salaries and benefits due to fewer team members and the closing of the Company's domestic and foreign sales offices, including a favorable adjustment of $141,000 for the third quarter of 1998 for the reversal of previously accrued estimated subsidiary closedown expenses.

GENERAL AND ADMINISTRATIVE

General and administrative expenses decreased 45% to $211,000 for the third quarter of 1998 from $386,000 for the third quarter of 1997, and decreased 59% to $699,000 for the first nine months of 1998 from $1,711,000 for the first nine months of 1997, primarily due to a decrease in salary and benefit costs associated with fewer team members and also due to certain bad debt recoveries.

The Company currently anticipates that general and administrative expenses for 1998 will continue to be less than 1997 levels due to the move in August 1997 to a smaller facility and the support necessary for fewer team members.

NONRECURRING ITEMS, NET

Nonrecurring items, net for the nine months ended September 30, 1998 consisted of a $195,000 gain the Company recorded related to the sale by the former owner of the facility which the Company previously occupied. Nonrecurring items, net of $864,000 for the nine months ended September 30, 1997 consisted of: a charge of $975,000 for the net write-off of leasehold improvements due to the termination of the Company's lease at its previous headquarters facility; a charge of $764,000 for the write-off of equipment; a charge of $125,000 for the mutual settlement and release of an alleged patent infringement; and income of $1,000,000 for a server-related software license fee granted to an OEM.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first nine months of 1998 was $378,000, including $706,000 of cash used in operating activities due to the net loss for the first nine months of 1998, as adjusted by depreciation and a reduction of the Company's accounts receivable and inventories, as well as reductions to accounts payable and deferred revenues and accrued expenses, offset by $360,000 of cash received from stock option exercises and employee stock purchase plan activity. Cash used in operating activities also includes $300,000 of cash received from the sale of the Company's former leased headquarters facility.

The Company currently has no plans for significant purchases of capital equipment during the last three months of 1998. The Company may purchase capital equipment, primarily for research and development, depending on the timing and specific requirements of a potential OEM or other strategic investment or alliance. The Company has no material commitments for the purchase of capital equipment.

As of September 30, 1998, the Company had $3,335,000 in cash and cash equivalents. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that its existing cash and cash equivalents together with the funds generated from the continued liquidation of its remaining enterprise server inventories, will be sufficient to fund its operations for the next twelve months. The Company believes its existing net inventories are recoverable, but the Company will continue to monitor recoverability based on future sales activity. Actual cash requirements could materially differ from those expressed in the foregoing forward-looking statement, depending on a number of factors, including the ability of the Company to achieve anticipated revenue levels from the continued sale of the remaining enterprise server inventory and the ability of the Company to maintain its cost structure in accordance with its operating plan. The Company will adjust its plans as necessary if it determines that additional cash will be required during the next twelve months.

The Company is seeking additional capital through OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have a material adverse effect on the Company.

NASDAQ

In September 1998, the Company received notice from the Nasdaq Stock Market that its shares of common stock are currently not in compliance with the required minimum closing bid price of $1.00. If the Company reports a closing bid price of $1.00 or greater for ten consecutive trading days by December 10, 1998, its securities will be in compliance. In the meantime, the Company's common stock will continue to be traded on the Nasdaq SmallCap Market. The Company intends to pursue all procedures available to remain on the Nasdaq SmallCap Market, including requesting a hearing to stay any possible action in regards to compliance issues. In the event this is not successful, the Company's securities will subsequently be available for trade on the OTC Bulletin Board.

YEAR 2000

The Company believes that it has identified substantially all of the major computers, software applications, and related equipment used in connection with its internal operations that must be modified, upgraded, or replaced to minimize the possibility of a material disruption to its business because of the Year 2000 issue. The Company has commenced the process of modifying, upgrading or replacing major systems that have been identified as adversely affected and expects to complete this process in 1999. The Company currently estimates that the total cost of completing any required modifications, upgrades or replacements to these internal systems will not have a material effect on the Company's business or results of operations. In addition, the Company does not believe that Year 2000 issues exist with respect to its material vendors.

The Company has also reviewed its software related to its server line of business and has completed procedures for customers to use to fix the Year 2000 issue. These procedures are listed on the Company's Web page. However, the Company also believes that it is not possible to determine with complete certainty that all Year 2000 issues affecting the server installed systems have been identified or corrected due to the fact that these systems interact with other third party software suppliers providing operating systems, applications and utilities which may or may not be Year 2000 compliant programs. Nevertheless, due to the fact that revenues from the server line of business will decrease significantly from historical levels and will consist primarily of spare parts, memory and disk drives, the Company does not believe that any Year 2000 issues affecting the server installed base will have a material impact on the company's business or results of operations.

The Company has not released any TSMS-based products, which have yet to be fully developed. The Company intends to continuously review and correct any Year 2000 issues prior to release to market of these products, but does not anticipate that any such costs will be material.

The Company currently expects to identify and resolve all Year 2000 issues that could adversely affect its business operations and does not believe that Year 2000 issues will have a material effect on the Company's business or results of operations. However, unforeseen problems encountered by the Company or its customers or vendors could require that the Company incur additional costs or could otherwise have a material effect on the Company's business or results of operations. Accordingly, the Company will develop contingency plans as necessary if it determines that Year 2000 issues will materially impact its business or results of operations.

                          PART II. OTHER INFORMATION


ITEM 5.  OTHER INFORMATION

The Company announced that John Mitcham, President and Chief Executive Officer, had been appointed Chairman by the Board of Directors at their October 9, 1998 meeting. Mr. Mitcham succeeds Yuval Almog, who has served as Chairman since August 1992. Mr. Almog will remain a Director of the Company.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1 Financial data schedule

(b)  Reports on Form 8-K

     No report was filed on Form 8-K for the third quarter of 1998.

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


                                        TRICORD SYSTEMS, INC.

                                            (REGISTRANT)



                                        By:   /s/ John J. Mitcham
                                             ---------------------
                                             John J. Mitcham, President and
                                              Chief Executive Officer
                                              (Principal Financial Officer)

                                        By:   /s/ Jeff A. Stewart
                                             ---------------------
                                             Jeff A. Stewart, Vice President and
                                             Controller
                                             (Principal Accounting Officer)

                                        Date:  October 27, 1998

                               INDEX TO EXHIBITS

  Exhibit                                                                Page
  Number                                                                Number
  -------                                                               ------
   27.1      Financial data schedule                                     14
