Form 10-K
period 1998-12-31
TRICORD SYSTEMS INC /DE/
filed 1999-03-31
CIK 837166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(MARK ONE)

      X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------------           SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------------      OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ________ to ________

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
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any
amendment to this Form 10-K.    /  /

As of March 25, 1999, 18,995,500 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the closing price as reported by the Nasdaq SmallCap Market System), excluding shares beneficially owned by directors and executive officers, was approximately $39,192,974.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts II and IV to the extent specific captions or pages are referred to herein. Portions of the proxy statement for the Annual Meeting of Stockholders to be held May 21, 1999 ("the Proxy Statement") are incorporated by reference in Part III, to the extent specific captions are referred to herein.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Throughout 1998 the Company continued to focus its development efforts exclusively on storage system management software, the strategy it defined in 1997. The storage system management software architecture includes an entirely new generation of distributed file system and file-intelligent input/output ("I/O") technology known as Tricord Storage Management Software ("TSMS"). No revenues were generated by TSMS for 1998, and the Company may not receive revenues from TSMS-based products in 1999.

The Company has historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications principally running on Microsoft Windows NT-Registered Trademark- and Novell-Registered Trademark-NetWare-Registered Trademark-. All revenues generated through December 31, 1998 relate to the server line of business (sometimes referred to as the "legacy business").

The Company currently anticipates that revenues will continue to decrease in 1999 and expenses will continue to rise as the Company continues to focus its resources on developing and marketing TSMS. The Company intends to sell its remaining enterprise server product inventory, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new agreements as long as there is sufficient demand and provided such agreements are profitable.

The Company was incorporated in Minnesota in 1987 and reincorporated in Delaware in 1992.

BACKGROUND AND MARKETS

Data storage is a critical part of the computing infrastructure for most businesses. The Company believes that two major trends in data access and management will necessitate major changes in data storage. The first trend is the growing user demand for large amounts of data and the increasing complexity of applications used to manipulate that data. Reflecting this trend, storage today can account for 50%-70% of initial system cost, compared with less than 30% a few years ago.

The second trend is the increasing acceptance of clustered servers. These computers need access to multiple storage systems providing data as a shared network resource. In addition, access to data must be uninterrupted seven days a week, 24 hours per day and 365 days per year ("7x24x365").

------------
* This Annual Report on Form 10-K includes trademarks of companies other than Tricord Systems, Inc.

Storage needs are also increasingly being met by external storage systems, in both Windows NT and UNIX environments.

The operational demands of businesses are not only increasing the complexity of storage management but are also increasing the demand for availability of more and more data, including web sites, email, production databases, data marts and support information. This rapidly growing demand creates new requirements that are not addressed adequately by today's storage products.

The end user requirements that need to be addressed in future storage products are as follows:

- The ability to separate application processing from storage both in terms of purchase decision and functionality that can provide greater configuration flexibility and a wider range of growth options.

- The ability to aggregate storage beyond a single storage enclosure and to expand in large and small increments, without downtime.

- The ability to provide 7x24x365 availability regardless of the source of failure, whether disk, controller or storage system.

PRODUCTS UNDER DEVELOPMENT

The Company has responded to market requirements by developing intelligent storage management software using an advanced architecture. This software-based architecture, Tricord Storage Management Software ("TSMS"), incorporates the Tricord File System ("TFS") and file intelligent I/O technology. TSMS is based on the TFS and management interface software, user configuration tools, initialization tools and other software specifically configured for potential Original Equipment Manufacturer ("OEM") storage products. TSMS will be offered to OEMs selling storage systems into three distinct storage system environments - HOST-attached storage, Local Area Network ("LAN")-attached storage and Storage Area Network ("SAN")-attached storage. In each environment, TSMS runs on a storage controller. The Company has developed a controller to support TSMS for development and marketing purposes.

The TSMS software will be positioned to enable OEM products as follows:

- HOST-Attached Storage - premier high-end Redundant Array of Inexpensive Disks ("RAID") controller for Windows NT servers. Significant improvements in management, availability, expansion, investment protection and performance over conventional Intelligent RAID controllers.

- LAN-Attached Storage - premier departmental and data center shared data servers. Significant improvements in management, availability, expansion, investment protection and performance over market leading LAN-attached storage solutions.

- SAN-Attached Storage - premier high-end multi-host clustered SAN storage solution. Significant improvements in management, availability, expansion, investment protection, performance and data sharing over competitive SAN storage solutions.

Today, the interfaces between the UNIX and Windows NT file systems and storage devices break files into pieces of data, called blocks, which are identified by their location in the storage system when being transferred between a server and a storage device. TSMS avoids the limitations of the block I/O model by using file-intelligent I/O to manage the data.

The Company believes that the TSMS approach to storage management will offer the following benefits:

- Easier management of attached storage because TSMS manages storage as a single file system for the system administrator to dynamically manage the allocation of physical storage in storage systems.

- Maximum scalability in large and small storage increments because TSMS uniquely and dynamically allocates files to physical storage media without predetermined partitions of the storage media.

- Continuous availability; whenever new storage is needed, it can be non-disruptively added with no system downtime. TSMS defines RAID levels for data across disks, controllers and storage systems enabling domain fault tolerance.

RESEARCH AND DEVELOPMENT

The Company performs all of its research and development activities at its headquarters in Plymouth, Minnesota. During 1998, 1997 and 1996, research and development expenses totaled approximately $2,473,000, $3,981,000 and $7,264,000, respectively. The Company currently anticipates that research and development costs will rise during 1999 as the Company continues to focus on the development of TSMS.

SALES AND DISTRIBUTION

The Company continues to pursue OEM partners as well as other opportunities. The most likely OEM partners would be storage suppliers, computer system vendors, disk drive manufacturers and disk controller vendors. Pursuant to any such arrangements, the Company would license its software components and/or its controller design, which these

OEM partners would then incorporate into their products in order to offer a storage solution to their end users.

The Company believes that these types of licensing arrangements will provide a rapid and cost-effective method for its products and technology to gain visibility and penetrate the storage market. The Company is also taking additional steps to increase the visibility of its products and technology by, among other things, demonstrating a working prototype of TSMS. Although a number of these OEMs have expressed interest in this technology, adoption requires a departure from existing technology plans by these OEMs.

COMPETITION

While the Company knows of no direct competition today for the Company's file intelligent I/O technology and the TSMS implementation, there are competitors in the area of specialized file systems. In addition, many of the same companies that represent potential OEM partners also represent potential competitors in the event that one or more elect to develop and market their own products.

The Company knows of companies currently developing products in related areas that compete indirectly with the Company's products. For instance, Veritas Software Corporation ("Veritas") sells storage management products for Windows NT and UNIX. These products are widely used and highly regarded in the industry. Veritas is also developing storage management products for Windows 2000.

The Company believes that none of the products discussed above are distributed file systems and that significant time, investment and effort would be needed to develop products to provide the comparable features of TSMS. The Company's competitors, however, are more established, benefit from greater market recognition and have greater financial, technological, production and marketing resources than the Company. As a result, attaining a competitive position will require that the Company develop its products on a timely basis and continue to invest in research and development and marketing. There can be no assurance that the Company will have sufficient resources to make such investments or that the Company will be able to continue to make the necessary technological advances.

MANUFACTURING AND SUPPORT

The Company currently has no manufacturing group for the enterprise server products due to the February 1997 decision to discontinue the development and marketing of its enterprise servers. The Company believes that it has sufficient inventory on hand for substantially all warranty or replacement parts required.

Given the Company's intention to market TSMS through OEM partners by licensing its software components, the Company anticipates that its manufacturing requirements will be minimal. The Company currently has plans to support TSMS-based products with its existing server technical expertise and operational and process skills.

INTELLECTUAL PROPERTY

The Company currently has four U.S. patent applications pending with respect to its TSMS products. The Company intends to continue to broaden its TSMS patent application pool in 1999. There can be no assurance, however, that any of these patent applications will result in issued patents or that any such patents, if issued, will be held to be valid or will otherwise be of value to the Company. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its products. Despite these precautions, however, it may be possible for unauthorized third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful, and the failure or inability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

There can also be no assurance that third parties will not assert intellectual property infringement claims against the Company. Although no litigation related to any such matter is currently pending or threatened against the Company, there can be no assurance that none will be initiated, that the Company would prevail in any such litigation seeking damages or an injunction against the sale of the Company's products, or that the Company would be able to obtain any necessary licenses on reasonable terms or at all.

TEAM MEMBERS

As of December 31, 1998, the Company had 35 full-time team members, including 6 in marketing, sales and support services, 12 in research and development, 10 in operations, and 7 in corporate operations. In addition to the 35 full-time team members, the Company also had contracted with four outside contractors who provide research and development expertise and are considered by the Company to be crucial to the success of TSMS development.

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

YEAR 2000

The Company previously initiated a project to prepare its computer systems for the Year 2000. This project encompasses information technology ("IT") systems, non-IT systems, Company products and third party products and systems. Based on its efforts to date, management believes the Year 2000 issue will not have a significant impact on operations. If additional modifications and conversions are necessary, however, and cannot be completed on a timely basis, the Year 2000 issue could have an adverse effect on the Company's operations. At this time, the Company believes that it is unnecessary to adopt a contingency plan covering the possibility that additional modifications and conversions will be needed, but, as part of the overall project, the Company will continue to assess the need for such a contingency plan, and will continue to analyze its computer systems to determine if additional modifications and conversions will be needed.

The Company has reviewed its main IT system and to date has determined that a Year 2000 problem does not exist in that system. However, the Company has other smaller supporting business systems which it has not yet completely reviewed. In the event that the Company determines that its smaller supporting business systems will not transition properly at the end of the millenium, the Company will transition these systems to its main business system in order to mitigate any business disruption.

By the end of June, 1999, the Company expects to have completed an evaluation of its telephone, facility heating and cooling and other non-IT systems for Year 2000 readiness and to have completed any remedial action as necessary.

The Company has also reviewed its software related to its legacy business and has completed a fix for the Year 2000 issue. The Company has made this fix available to its customers on its web site. The Company will also commence an effort to contact as many of its legacy business customers as possible. The Company has not yet released any TSMS-based products, but it intends to review and correct any Year 2000 issues, if necessary, prior to release to market of these products.

The Company has reviewed suppliers for its legacy business and has determined that, due to the declining revenues associated with sales of spare parts, there is no material impact to the Company. The Company has not yet released any TSMS-based products, but it intends to work with future suppliers to ensure that no Year 2000 issues will exist prior to release to market of these products.

Substantially all of the Company's Year 2000 efforts have been made using internal personnel, therefore, the costs associated with the Year 2000 assessment and corrections have not been, and currently are not anticipated to be, material to the Company. All such costs to date have been expensed as incurred.

Due to the complexity and pervasiveness of the Year 2000 issue and, in particular, the uncertainty regarding the Year 2000 compliance programs of third parties, no assurance can be given that a Year 2000 issue will not have a material adverse effect on the Company's business or results of operations.

CERTAIN IMPORTANT FACTORS

This Annual Report on Form 10-K contains certain forward looking statements within the meaning of the Private Securities Reform Act of 1995. For this purpose, any statements contained in this Annual Report on Form 10-K that are not statements of historical fact are deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

- The Company will not realize sufficient revenues from its legacy business to fund its ongoing TSMS product development and marketing operations. The Company intends to manage its current cash to fund its operations throughout 1999; however, continued aggressive product development and product introduction necessarily requires that the Company obtain additional funds from investors. The Company continues to pursue additional investors, however, there can be no assurance that funds will be obtained.

- The market window for the Company's products is limited inasmuch as many competitors with established brand identity are beginning to enter the market with products that will be positioned against the Company's products. Although the Company believes that it has a significant headstart and that its technology is superior, established product channels and bundling arrangements may impede the Company's product introduction and market acceptance.

- The market for distributed file system products for the Windows NT and UNIX environment is new and developing. The Company believes that its future success will depend upon the continued growth and acceptance of the Windows NT operating system and the growth in demand for attached storage. In addition, the Company's success is dependent upon its ability to develop, test and release products for this market on a timely basis.

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

- The Company currently intends to market its TSMS through OEM and other channels, and the failure to establish such relationships on acceptable terms could adversely affect the Company's ability to introduce and market TSMS-based products successfully.

- The Company will need to maintain compliance with the Nasdaq SmallCap Market requirements.

- Many of the Company's potential competitors in the market for UNIX and Windows NT storage products are the same companies that represent potential OEM partners. The Company's ability to introduce and market its products could be adversely affected if one or more of these competitors elects to develop and market its own products. Additionally, the Company's ability to market its products will necessarily require the endorsement of industry leaders if the Company's products are to gain wide-scale acceptance by the industry.

- The Company's sales' lead time may be longer than most storage products due to the general market reluctance to accept new entrants and due to the sensitivity of the data on today's storage devices.

- The Company will need to attract new team members and consultants and retain existing team members and consultants.

ITEM 2.  PROPERTIES

The Company's principal administrative, sales, and research and development activities are performed in its 14,834 square foot headquarters facility in Plymouth, Minnesota. The Company first occupied this facility in August 1997. The lease for this facility expires in August 2000. The Company's lease payments are approximately $6,000 monthly with an additional approximately $6,000 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes.

The Company opened a 4,000 square foot marketing office in Houston, Texas in January 1999. The lease for this facility expires in January 2002. The Company's lease payments are approximately $7,000 monthly, which include the Company's pro rata share of the lessor's operating costs, including real estate taxes. The lease is cancelable but provides that lease payments will continue for a minimum of two years.

The Company has no other facilities in the U.S. or any foreign countries.

ITEM 3.  LEGAL PROCEEDINGS

During 1997, a dispute occurred between the Company and Novell, Inc. ("Novell") regarding alleged royalties owed to Novell with respect to Novell's software that the Company disposed of when such software could not be sold. The
Company had entered into an OEM agreement with Novell, pursuant to which it purchased Novell's software that was to be installed on the Company's servers. The Company paid Novell $100,000 in advance royalties pursuant to the OEM agreement. The Company's sales of Novell's software did not result in royalties in excess of this advance royalty payment, and the Company disposed of the remaining Novell software. Novell has requested that the

Company pay royalties of approximately $800,000 on the software it disposed of. The Company has informed Novell that it does not owe royalties on the disposed software because the OEM agreement only provides for the payment of royalties on the sale of the software shipped for use with the Company's servers. During 1998, an additional dispute occurred between the Company and Novell regarding the return to the Company of five multi-processing enterprise server units originally sent to Novell under the OEM agreement, along with certain other computer hardware equipment provided to Novell. In addition, the Company has claimed damages due to alleged defects in Novell's software product. The Company commenced legal action in January, 1999 by filing complaints in Federal District Court in Minnesota regarding the disputes as discussed above. Novell has also commenced legal action regarding these disputes. Management does not believe that the resolution of these disputes will have a material adverse effect on its financial position, results of operations or liquidity.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.


ITEM 4A.  EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 25, 1999 are as follows:

         Name               Age                            Position
         ----               ---                            --------
John J. Mitcham             58                  Chairman and Chief Executive Officer
J. David Cabello            47                  Vice President and General Counsel,
                                                  Secretary and Interim Chief Financial
                                                  Officer
Kathleen H. Clark           36                  Vice President, Marketing
Dr. Alexander H. Frey       65                  Senior Vice President and Chief Technical
                                                  Officer
Charles E. Pearsall         56                  Vice President, Engineering


Mr. Mitcham has served as Chief Executive Officer and as a director of the Company since joining the Company in May 1995, and was elected Chairman in October 1998. From 1989 to 1995, Mr. Mitcham was President and Chief Executive Officer of AT&T Paradyne Corporation. Prior to 1989, Mr. Mitcham was President and Chief Executive Officer of Paradyne Corporation and served in executive positions with IBM Corporation, Rolm Corporation, Memorex Telex Corporation and Texas Instruments Corporation.

Mr. Cabello has served as the Company's Vice President and General Counsel since December 1998. In January 1999, Mr. Cabello was elected Secretary of the Company and in February 1999 he was elected as the Company's Interim Chief Financial Officer. From September 1998 to December 1998, Mr. Cabello was in private practice specializing in patent and corporate law. From July 1998 to August 1998, Mr. Cabello was Vice President, General Counsel and Secretary of GK Intelligent Systems, Inc. From January 1997 to June 1998, Mr. Cabello was Senior Vice President, General Counsel and Secretary for Compaq Computer Corporation. Prior to January 1997, Mr. Cabello was Vice President and Assistant General Counsel for Compaq Computer Corporation.

Ms. Clark has served as the Company's Vice President, Marketing since December 1998. From September 1998 to December 1998, Ms. Clark was in private consulting practice specializing in brand strategy and product marketing. From July 1998 to August 1998, Ms. Clark was Vice President of Marketing for GK Intelligent Systems, Inc. From 1990 until July 1998, Ms. Clark was a marketing executive for Compaq Computer Corporation.

Dr. Frey has served as the Company's Senior Vice President and Chief Technical Officer since December 1998 and as Vice President, Architecture from October 1996 to December 1998. From 1991 to 1996, Dr. Frey was CEO and Chief Technology officer of Reliable Distributed Information Corporation. Prior to 1991, Dr. Frey served in various technical and management positions with IBM Corporation.

Mr. Pearsall has served as the Company's Vice President of Engineering since February 1998 and as Vice President, Customer Service from February 1996 to January 1998. From 1993 to 1996, Mr. Pearsall was Senior Director of Program Management and Field Services for Concurrent Computer Corporation. Prior to 1993, Mr. Pearsall, Colonel, USAF Retired, held a wide range of technical and executive positions within the Air Force.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information under the caption "Investor Information" of the Company's 1998 Annual Report to Stockholders ("the Annual Report").

In December 1998, the Company received $3,000,000 from a private placement to certain investors of 3,000,000 shares of common stock at a price of $1.00 per share. In connection with this private placement, investors also received warrants to purchase an equal number of additional shares of common stock at an exercise price of $3.50 per share. The warrants are exercisable for a five-year period and expire on December 15, 2003. The sales of common stock and warrants in connection with such private investment were made in reliance on the exemptions from registration under the Securities Act of 1933 provided by Regulation D and Section 4(2) thereunder. With respect to such reliance, certain inquiries were made by the Company and certain representations and warranties were received by the investors to establish that such exemptions were available.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE  DISCLOSURES ABOUT MARKET RISK

The information required by this Item is incorporated by reference to the information under the caption "Management's Discussion and Analysis of Results of Operations and Financial Condition" and subheading "Financial Instruments" of the Annual Report.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of its independent accountants are incorporated by reference to pages 13 through 30 of the Annual Report.

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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the caption "Investors Agreement."

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED WITH REPORT

         1.       Financial Statements

                  The following Financial Statements and Report of Independent Accountants are incorporated by reference to pages 13 through 30 of the Annual Report.

                      Report of Independent Accountants.

                      Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996.

                      Consolidated Balance Sheets - December 31, 1998 and 1997.

                      Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.

                      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1998, 1997 and 1996.

                      Notes to Consolidated Financial Statements.


         2.       Financial Statement Schedule

                  The following financial statement schedule and report of independent accountants thereon should be read in conjunction with the consolidated financial statements and the notes thereto referred to above.

                                                                            Page
                                                                            ----
                    Report of Independent Accountants.....................   18
                    Schedule II - Valuation and Qualifying Accounts.......   19

         3.       Exhibits

                  The Exhibits to this Report are listed in the Exhibit Index on pages 21 to 22 below.

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

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):


                  1.  Employment Agreement, dated May 2, 1995, between the
                          Company and John J. Mitcham. (a)
                  2.  Change in Control Agreement, dated September 13,
                          1996, between the Company and Charles E. Pearsall. (b)
                  3.  Restricted Stock Agreement, dated November 3, 1998,
                           between the Company and Alexander H. Frey. (c)
                  4.  Restricted Stock Agreement, dated December 7,
                           1998, between the Company and Jon W. Flower. (c)
                  5.  Restricted Stock Agreement, dated December 7,
                           1998, between the Company and J. David Cabello. (c)
                  6.  Restricted Stock Agreement, dated December 7, 1998,
                            between the Company and Kathleen H. Clark. (c)
                  7.  1998 Stock Incentive Plan, as amended effective
                            January 30, 1999. (c)
                  8.  1998 Non-Employee Director Stock Plan, as amended
                            effective January 30, 1999. (c)
                      ----------------------------------------------------
                  (a)  Incorporated by reference from the exhibits to the
                           Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1995 (File No. 0-21366).
                  (b)  Incorporated by reference from the exhibits to the
                            Company's Annual Report on Form 10-K for the year ended December 31, 1997.
                  (c)  Filed herewith.

(B) REPORTS ON FORM 8-K

                  On December 24, 1998, the Company filed a report on Form 8-K under Item 5, related to the sale of the Company's common stock to a group of private investors effective December 15, 1998. No financial statements were included as part of this filing.

                       REPORT OF INDEPENDENT ACCOUNTANTS ON
                           FINANCIAL STATEMENT SCHEDULE

To the Board of Directors of
Tricord Systems, Inc.

Our audits of the consolidated financial statements referred to in our report, dated March 10, 1999, appearing in the 1998 Annual Report to Stockholders of Tricord Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.

                                                   PricewaterhouseCoopers LLP


Minneapolis, Minnesota
March 10, 1999, except as to the
information presented in Note 7,
for which the date is March 17, 1999

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996



(in thousands)
                                                              Balance at       Additions        Deductions       Balance
                                                             Beginning of      Charged to          from         at End of
                   Description                                  Period           Expense         Allowance        Period
-------------------------------------------------------     --------------    -------------    ------------    ------------
Year ended December 31, 1998
        Allowance for doubtful accounts (deducted from
        accounts receivable)                                 $    1,213              (142) (1)       (392)            679

        Inventory obsolescence reserve (deducted from
        inventory)                                                6,018                71          (2,780)          3,309

Year ended December 31, 1997
        Allowance for doubtful accounts (deducted from
        accounts receivable)                                      2,844              (455) (1)     (1,176)          1,213

        Inventory obsolescence reserve (deducted from
        inventory)                                                7,330             1,818          (3,130)          6,018

Year ended December 31, 1996
        Allowance for doubtful accounts (deducted from
        accounts receivable)                                      1,576             2,028            (760) (2)      2,844

        Inventory obsolescence reserve (deducted from
        inventory)                                                9,684               994          (3,348) (3)      7,330


Notes:
  (1)   Relates to a reduction in the allowance.
  (2)   Includes a credit of $366 included in restructure credits.
  (3)   Includes a credit of $1,173 included in restructure credits.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 31, 1999.


                                          TRICORD SYSTEMS, INC.

                                          By /s/ John J. Mitcham
                                            --------------------------
                                          John J. Mitcham
                                          Chairman and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 31, 1999.

          Signatures                          Title
          ----------                          -----

/s/ John J. Mitcham                Chairman of the Board and Chief
------------------------------     Executive Officer (Principal
    John J. Mitcham                Executive Officer) and Director

/s/ J. David Cabello               Vice President and General Counsel, Secretary
------------------------------     and Interim Chief Financial Officer
    J. David Cabello               (Principal Accounting Officer)

/s/ Yuval Almog                    Director
------------------------------
    Yuval Almog

/s/ Tom R. Dillon                  Director
------------------------------
    Tom R. Dillon

/s/ Donald L. Lucas                Director
------------------------------
    Donald L. Lucas

/s/ Fred G. Moore                  Director
------------------------------
    Fred G. Moore

                              TRICORD SYSTEMS, INC.
                              ---------------------

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1998
                             ----------------------

ITEM                                                                           PAGE
NUMBER                           ITEM                                          NUMBER
------                           ----                                          -----
3.1          Certificate of Incorporation (a)
3.2          Bylaws (a)
4.1          Rights Agreement (e)
4.2          Amendment to Rights Agreement, dated January 30, 1999,
               between the Company and Norwest Bank Minnesota, N.A. (h)
10.1         Form of Indemnification Agreement (a)
10.2         Warrants of the Company, dated December 18, 1992, issued
               to Sequent Computer Systems, Inc. (a)
10.3         1994 Employee Stock Purchase Plan (b)
10.4         1995 Stock Incentive Plan (c)
10.5         Employment Agreement, dated May 2, 1995, between the Company and John J. Mitcham (d)
10.6         Change of Control Agreement, dated September 13, 1996,
               between the Company and Charles E. Pearsall (f)
10.7         Restricted Stock Agreement, dated November 3, 1998,
               between the Company and Alexander H. Frey (h)
10.8         Restricted Stock Agreement, dated December 7, 1998,
               between the Company and Jon W. Flower (h)
10.9         Restricted Stock Agreement, dated December 7, 1998,
               between the Company and J. David Cabello (h)
10.10        Restricted Stock Agreement, dated December 7, 1998,
               between the Company and Kathleen H. Clark (h)
10.11        Stock Purchase Agreement, dated December 7, 1998,
               by and among the Company and the Purchasers (g)
10.12        1998 Stock Incentive Plan, as amended effective
               January 30, 1999 (h)
10.13        1998 Non-Employee Director Stock Plan, as amended
               effective January 30, 1999 (h)
10.14        Lease Agreement, dated July 28, 1997, between the
               Company and Liberty Property Limited Partnership (f)


ITEM                                                                           PAGE
NUMBER                           ITEM                                          NUMBER
------                           ----                                          -----
13.1         Annual Report to Stockholders for the year ended
               December 31, 1998 (to be deemed filed only to the
               extent required by the instructions to exhibits for
               reports on Form 10-K) (h)
21.1         Subsidiaries of the Company (h)
23.1         Consent of Independent Accountants (h)
27.1         Financial Data Schedule (h)

-----------------------------------------------------------------------

(a)          Incorporated by reference to the exhibits to the Company's
               Registration Statement on Form S-1 (File No. 33-48733).
(b)          Incorporated by reference to the exhibits to the Company's
               Registration Statement on Form S-8 (File No. 33-76532).
(c)          Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1994.
(d)          Incorporated by reference to the exhibits to the Company's
               Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1995 (File No. 0-21366).
(e)          Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1995.
(f)          Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1997.
(g)          Incorporated by reference to the exhibits to the Company's Current
               Report on Form 8-K, dated December 15, 1998 (File No. 0-21366).
(h)          Filed herewith.