Form 10-K/A
period 1998-12-31
TRICORD SYSTEMS INC /DE/
filed 1999-05-10
CIK 837166

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                   UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, D.C.   20549
                           ______________________________

                                    FORM 10-K/A
(Mark one)
/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to __________________.

                            COMMISSION FILE NO. 0-21366
                                ____________________

                               TRICORD SYSTEMS, INC.
               (Exact name of registrant as specified in its charter)


                   DELAWARE                               41-1590621
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)               Identification No.)

      2905 NORTHWEST BOULEVARD, SUITE 20
              PLYMOUTH, MINNESOTA                           55441
   (Address of principal executive offices)               (Zip code)

        Registrant's telephone number, including area code:  (612) 557-9005

         Securities registered pursuant to Section 12(b) of the Act:  NONE

            Securities registered pursuant to Section 12(g) of the Act:

                            COMMON STOCK, $.01 PAR VALUE
                          PREFERRED STOCK PURCHASE RIGHTS

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   YES       NO  X
                                                ---      ---
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     As of March 25, 1999, 18,995,500 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the Registrant as of that date (based upon the last reported sale price of the Common Stock at that date as reported by the Nasdaq National Market System), excluding outstanding shares beneficially owned by directors and executive officers, was $39,192,974.

                        DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Annual Report to Stockholders for the year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Parts II and IV to the extent specific captions or pages are referred to herein.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

The Company's definitive Proxy Statement for the Annual Meeting of Stockholders to be held on May 21, 1999 (the "Proxy Statement") was not filed within 120 days of the end of the Company's fiscal year. Accordingly, this Form 10-K/A amends the Company's Form 10-K filed on March 31, 1999 to include the information that had previously been incorporated by reference to the Proxy Statement.

                                       PART III
                                 ____________________

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS OF THE REGISTRANT.
----------------------------

The names of the Company's directors, their ages, the year in which each first became a director and their principal occupations are set forth below.


                                                                                                   YEAR FIRST
NAMES OF NOMINEES AND                      PRINCIPAL OCCUPATION                         AGE     BECAME DIRECTOR
---------------------                      --------------------                         ---     ---------------
DIRECTORS
---------
NOMINEES FOR THREE-YEAR TERM EXPIRING IN 2002:
John J. Mitcham                          Chairman and Chief Executive Officer of the     58          1995
                                         Company
Tom R. Dillon                            Vice President of Operations                    55          1998
                                         of NetFlix.com Inc.

DIRECTOR NOT STANDING FOR ELECTION THIS YEAR WHOSE TERM EXPIRES IN 2000:
Donald L. Lucas                          Private Investor                                69          1992
Fred G. Moore                            President of Horison, Inc.                      51          1998

DIRECTOR NOT STANDING FOR ELECTION THIS YEAR WHOSE TERM EXPIRES IN 2001:
Yuval Almog                              President of CORAL Group, Inc., a venture       49          1987
                                         capital management company


Except as indicated below, during the past five years, there has been no change in the principal occupations or employment of the nominees for election as a director or of the continuing directors.

Mr. Mitcham has been Chief Executive Officer and a director of the Company since May 2, 1995, and was elected Chairman in October 1998. From 1989 to May 1995, Mr. Mitcham served as President and Chief Executive Officer of AT&T Paradyne Corporation.

Mr. Almog is President of Coral Group, Inc., which provides management services to CMP I and CMP II venture capital partnerships of which Mr. Almog is Managing General Partner. As described in footnote 1 to the table entitled "Security Ownership of Certain Beneficial Owners and Management," CMP I and CMP II are the general partners of CP I and CP II, respectively. Until November 1993, Mr. Almog also served as Senior Vice President of Investment Advisers, Inc.

Mr. Dillon joined NetFlix.com Inc. in April 1999 as its Vice President of Operations. From January 1998 to March 1999, Mr. Dillon was Vice President and Chief Information Officer at Candescent Technologies Corporation. From 1987 to December 1997, Mr. Dillon was employed by Seagate Technology, Inc. in various management positions, the last being Vice President and Chief Information Officer.

Mr. Moore is President of Horison, Inc., an information strategies firm he founded in March 1998. From 1976 to February 1998, Mr. Moore was employed at Storage Technologies, Inc., most recently as Corporate Vice President, Strategic Marketing. As described under "Compensation of Directors and Executive Officers," Mr. Moore consulted with and assisted the Company in providing professional marketing services with respect to certain of the Company's products.

The following Board members also serve as directors of the designated public companies: Mr. Almog - Delphi Information Systems, Inc.; Mr. Lucas - Cadence Design Systems, Inc., Coulter Pharmaceutical, Inc., Macromedia, Inc., Oracle Corporation and Transcend Services, Inc.; and Mr. Mitcham - Reptron Electronics, Inc.

EXECUTIVE OFFICERS OF THE REGISTRANT.

Information concerning executive officers of the Company is included in this Annual Report on Form 10-K under Item 4A, "Executive Officers of the Company".

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE.

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Executive officers, directors and greater than 10% shareholders are required by SEC regulations to furnish the Company with all Section 16(a) reports they file. To the Company's knowledge, based upon a review of the copies of such reports furnished to the Company during, or with respect to, the period ended
December 31, 1998, and based on representations by such persons, all of the Company's executive officers, directors, and greater-than-10% stockholders complied with all Section 16(a) filing requirements, except as follows:
Kathleen H. Clark purchased 4,500 shares prior to joining the Company and such purchase was not timely reported; and Fred G. Moore was granted an option pursuant to the December 7 Agreement and such grant was not timely reported.

ITEM 11.  EXECUTIVE COMPENSATION

The following table provides summary information concerning cash and non-cash compensation paid to or earned by the Company's Chief Executive Officer and the four most highly paid executive officers of the Company, all of whom received or earned cash and non-cash salary and bonus of more than $100,000 for the fiscal year ended December 31, 1998 (the "Named Executive Officers").

                             SUMMARY COMPENSATION TABLE

                                                                             LONG-TERM
                                        ANNUAL COMPENSATION                COMPENSATION
                                        -------------------                ------------
                                                                                  SECURITIES
                                                                      RESTRICTED  UNDERLYING
NAME AND PRINCIPAL                                    OTHER ANNUAL      STOCK      OPTIONS         ALL OTHER
------------------
POSITION                  YEAR   SALARY(1)  BONUS(2) COMPENSATION(3)    AWARDS     (SHARES)     COMPENSATION(4)
--------                  ----   ---------  -------- ---------------    ------     --------     ---------------
John J. Mitcham           1998   $240,000    $   --      $186,502      $   --       566,369         $1,000
     Chairman and Chief   1997    270,000        --            --          --       800,000(5)       1,000
     Executive Officer    1996    300,000        --        13,316          --       100,000          1,000

Alexander H. Frey(6)      1998    122,500    25,000           150       75,000(7)   540,000          1,000
     Vice President,      1997    103,752    25,000        86,537          --       300,000(5)       1,000
     Architecture         1996     22,350        --            --          --       100,000          1,000

Charles E. Pearsall       1998    115,833    30,000            --          --       350,500          1,000
     Vice President,      1997     95,000    35,000        24,316          --       175,000(5)       1,000
     Engineering          1996     80,628        --        63,659          --       100,000          1,000

Jeff A. Stewart           1998     98,333    20,000           150          --       199,000          1,000
     Vice President and   1997     85,824    15,000            --          --       130,000(5)       1,000
     Controller           1996     78,732     3,825            --          --        11,000             --

Charles C. Devor(8)       1998    120,000        --         5,846          --            --             --
     Vice President,      1997    186,669    10,000            --          --       350,000(5)       1,000
     Business Development 1996    158,674    20,000            --          --       150,000          1,000

---------------------
(1) The following Named Executive Officers elected to receive a portion of their 1998 fourth quarter salary in the form of Common Stock at the closing price on the day such salary was due: Mr. Mitcham ($60,000; 78,556 shares); Mr. Frey ($4,500; 5,892 shares); Mr. Pearsall ($3,600; 4,714 shares); and Mr. Stewart ($3,750; 4,910 shares).

(2) Bonuses for services rendered have been included as compensation for the year earned, even though such bonuses may have actually been paid in the following year. For bonuses earned in 1998, the following Named Executive Officers elected to receive their 1998 bonuses in the form of Common Stock at the closing price on January 29, 1999, the day prior to the date of Board approval of such bonuses: Mr. Frey ($25,000; 7,547 shares) and Mr. Pearsall ($30,000; 9,056 shares). For bonuses earned in 1997, the following Named Executive Officers elected to receive their bonuses in the form of Common Stock at the closing price on February 12, 1998, the day the Board approved such bonuses: Mr. Frey ($25,000; 40,000 shares) and Mr. Pearsall ($35,000; 56,000 shares).

(3) "Other Annual Compensation" consists of the following: relocation assistance and refund of life insurance premiums for Mr. Mitcham, which Mr. Mitcham elected to receive in the form of Common Stock at the closing price on the day the Board approved such payments (relocation assistance, $172,502; 230,003 shares at $0.75 per share, and refund of life insurance premiums, $14,000; 14,451 shares at $0.97 per share), and relocation assistance in 1996; a recognition award to Mr. Frey; relocation assistance to Mr. Pearsall; and earned vacation pay to Mr. Devor.

(4) "All Other Compensation" consists of the Company's matching contribution to the employees' accounts in the Company's 401K Retirement Plan.

(5) Certain options previously granted in 1995 and 1996 were canceled and reissued in 1997 at the then market price as follows: Mr. Mitcham, 800,000 shares; Mr. Frey 100,000 shares; Mr. Pearsall, 100,000 shares; and Mr. Devor, 350,000 shares.

(6)  Mr. Frey joined the Company in October 1996.

(7) Effective November 3, 1998, the Company granted to Mr. Frey a restricted stock award consisting of 150,000 shares of Common Stock that are restricted and subject to forfeiture in satisfaction of certain contingent obligations of the Company. Such award is valued for purposes of the above table based on the closing price of the Common Stock on the date of grant. The restrictions on these shares lapse with respect to 75,000 shares if Mr. Frey remains in the employ of the Company until December 1, 1999 and with respect to the remaining 75,000 shares if Mr. Frey remains in the employ of the Company until December 1, 2000. As of December 31, 1998, such shares of restricted Common Stock had a value of $337,500, based on the closing price of the Common Stock as of such date.

(8)  Mr. Devor resigned from the Company in September 1998.

OPTIONS

The following tables provide certain information regarding option grants and exercises during 1998 to or by the executive officers named in the Summary Compensation Table above and the number and value of the options held by such persons at the end of 1998.


                           OPTION GRANTS IN LAST FISCAL YEAR

                                              INDIVIDUAL GRANTS (1)
                               --------------------------------------------------
                                                                                    POTENTIAL REALIZABLE
                                                                                     VALUE AT ASSUMED
                                                                                       ANNUAL RATES OF
                                NUMBER OF  % OF TOTAL                                    STOCK PRICE
                               SECURITIES    OPTIONS                                  APPRECIATION FOR
                               UNDERLYING  GRANTED TO                                  OPTION TERM (2)
                                 OPTIONS    EMPLOYEES    EXERCISE OR   EXPIRATION      ---------------
     NAME                        GRANTED     IN 1998     BASE PRICE       DATE           5%        10%
     ----                        -------     -------     ----------       ----           --        ---
John J. Mitcham                  100,000      2.52%        $0.500       10/30/08    $  31,445   $ 79,687
John J. Mitcham                  300,000      7.55%         0.656        12/7/08      123,766    313,649

Alexander H. Frey                 50,000      1.26%         0.500        10/9/08       15,722     39,844
Alexander H. Frey                200,000      5.03%         0.656        12/7/08       82,511    209,099

Charles E. Pearsall               40,000      1.01%         0.500        10/9/08       12,578     31,875
Charles E. Pearsall              150,000      2.77%         0.656        12/7/08       61,883    156,824

Jeff A. Stewart                   25,000      0.63%         0.500        10/9/98        7,861     19,922

Jeff A. Stewart                   50,000      1.26%         0.656        12/7/98       20,628     52,275

Charles C. Devor                      --        --             --             --           --         --

-------------

(1) All of the options granted to executives were granted under the 1998 Plan. Options become exercisable under the 1998 Plan so long as executives remain in the employ of the Company and such options have not expired. To the extent not already exercisable, options under the 1998 Plan become immediately exercisable in full upon certain changes in control of the Company and remain exercisable for the remainder of their terms. See "Change in Control Arrangements." Options with an exercise price of $0.500 become exercisable with respect to 25% of the shares upon each anniversary of the grants. Options with an exercise price of $0.656 become exercisable with respect to 25% of the shares 12 months after grant date and one forty-eighth (1/48th) of the shares each month thereafter.

(2) These amounts represent certain assumed rates of appreciation only. Actual gains, if any, on stock option exercises are dependent upon the future performance of the Company's Common Stock, overall market conditions and the executive's continued employment with the Company. The amounts represented in this table may not necessarily be achieved.


                 AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND
                            FISCAL YEAR END OPTION VALUES

                                                                                  VALUE OF UNEXERCISED IN-
                                                       NUMBER OF UNEXERCISED      THE-MONEY OPTIONS AT END
                                                       OPTIONS AT END OF 1998            OF 1998 (1)
                                                       ----------------------            -----------
                          SHARES
                        ACQUIRED ON      VALUE
     NAME               EXERCISE (2)   REALIZED (3)  EXERCISABLE   UNEXERCISABLE   EXERCISABLE  UNEXERCISABLE
     ----               ------------   ------------  -----------   -------------   -----------  -------------
John J. Mitcham          633,631        $     --       124,701        441,668         157,747       661,910
Alexander H. Frey         10,000              --        45,000        450,000          59,341       639,976
Charles E. Pearsall       14,500              --        54,250        296,250          67,651       420,844
Jeff A. Stewart            6,000              --        32,500        166,500          45,935       208,314
Charles  C. Devor        200,000         397,860            --             --              --            --

--------------
(1) Value calculated as the excess of the market value of the Common Stock at December 31, 1998 ($2.14) over the exercise price per share. The market value of the Common Stock at December 31, 1998 represents the average of the high and low sales price as reported on the Nasdaq SmallCap Market System. Options are in-the-money if the market price of the shares exceeds the option exercise price. As of December 31, 1998, all of the options held by these officers were in-the-money. As of December 31, 1998, Mr. Devor had exercised all of his outstanding options.

(2) The exercise price may be paid in cash or, in the Compensation Committee's discretion, by delivery of a promissory note or shares of Common Stock valued at the fair market value on the date of exercise or pursuant to a cashless exercise procedure under which the executive provides irrevocable instructions to a brokerage firm to sell the purchased shares and remit to the Company, out of the sale proceeds, an amount equal to the exercise price plus applicable withholding taxes.

(3) Value calculated as the excess of the market value at the date of exercise over the option exercise price.

CHANGE IN CONTROL ARRANGEMENTS

Under the Company's option plans, in the event a "change in control" of the Company occurs, all outstanding options held by a participant for at least six months will become immediately exercisable in full and will remain exercisable for the remainder of their terms, regardless of whether the participant remains in the employ or service of the Company or any subsidiary. A "change in control" for purposes of the Company's option plans will generally occur upon the following events: (a) the sale or other transfer of substantially all of the assets of the Company; (b) the liquidation or dissolution of the Company; (c) a merger or consolidation involving the Company if 70% or less of the voting stock of the surviving company is held by persons who were stockholders of the Company immediately before the merger or consolidation; (d) any person becomes the beneficial owner of 30% or more of the combined voting power of the Company's outstanding securities ordinarily having the right to vote at elections of directors; (e) the "continuity directors" (directors as of the date the applicable plan was adopted and additional directors nominated or elected by the "continuity directors") of the Company cease to constitute at least a majority of the Board; or (f) any change of control that is required to be reported under
Section 13 or 15 (d) of the Securities Exchange Act of 1934 (the "Exchange
Act").

In addition to the change in control provisions under its option plans and agreements, the Company also has in place a change in control agreement with Mr. Charles E. Pearsall, the Company's Vice President of Engineering. Pursuant to this agreement (the "Change in Control Agreement"), in the event of a Change in Control Termination (as defined below), the Company agrees (a) to make a lump-sum cash payment to the employee in an amount equal to one and one-half times such employee's annual base salary, plus one and one-half times such employee's target annual cash bonus for the year during which the termination occurs, (b) to provide to the employee continued coverage under the Company's group health plan for up to 18 months, (c) to provide to the employee a "gross-up" payment sufficient to pay any excise tax imposed under Section 4999 of the Code (or any comparable state or local law) resulting from any Change in Control (as defined below), and (d) to provide to the employee outplacement counseling services costing up to 5% of such employee's annual base salary.

For purposes of the Change in Control Agreement, a "Change in Control Termination" is deemed to occur if the Company terminates such employee's employment for any reason other than for Cause (which includes gross misconduct, willful and continued failure to perform, or conviction of a felony or gross misdemeanor) or the employee's death or the employee terminates his or her employment for Good Reason (which includes an adverse change in the employee's position with the Company, reduction in base salary or benefits, forced relocation, or failure by the Company to observe certain requirements of the Change in Control Agreement) and any such termination occurs either within 12 months after the last day of the month in which the Change in Control occurred or prior to the Change in Control if the employee's termination was a condition of or related to the Change in Control. For purposes of the Change in Control Agreement, a "Change in Control" is defined to include (a) a merger involving the Company where the pre-merger stockholders own at least 50% but less than 80% of the surviving Company's voting stock (unless approved by the "continuity directors") or less than 50% of the surviving Company's voting stock (whether or not approved by the "continuity directors"), (b) a transfer of substantially all of the Company's assets or a liquidation of the Company, (c) the acquisition by any person or group of 20% or more but less than 50% of the Company's voting stock (unless approved by the "continuity directors") or 50% or more of the Company's voting stock (whether or not approved by the "continuity directors"), (d) the "continuity directors" (the current directors and their future nominees) ceasing to constitute a majority of the Board of Directors, and (e) any other change in control that would be required to be reported by the Securities and Exchange Commission.

The change in control provisions of the Company's option plans, as well as the Change in Control Agreement, are designed to attract and retain valued employees of the Company and to ensure that the performance of these employees is not undermined by the possibility, threat or occurrence of a change in control. While these measures were not adopted to deter takeovers, they may have an incidental anti-takeover effect by making it more expensive for a bidder to acquire control of the Company.

MITCHAM EMPLOYMENT AGREEMENT

Pursuant to the terms of an employment agreement, dated as of May 2, 1995, Mr. Mitcham is paid an annual base salary that is determined each year by the Compensation Committee based on a performance and salary review of Mr. Mitcham. The base salary was initially fixed at $300,000. In addition to base salary, the employment agreement provided for the grant to Mr. Mitcham of certain options to purchase 800,000 shares Common Stock. Mr. Mitcham is also entitled to customary benefits, reimbursements of business expenses and reimbursement for premiums on a term life insurance policy up to a maximum of $3,500 per year. In addition, pursuant to the employment agreement, the Company agreed to reimburse Mr. Mitcham for his relocation expenses (up to a maximum of $100,000) plus amounts for any taxes on such reimbursement amounts.

The employment agreement continues until terminated and may be terminated in the following circumstances: (i) by the Company upon written notice with or without cause; (ii) by Mr. Mitcham upon 30 days' written notice; or (iii) upon Mr. Mitcham's death or disability. If the Company terminates the employment agreement other than for cause or if Mr. Mitcham terminates the agreement due to a material breach by the Company that is not cured within 30 days of notice, the Company will be obligated to continue to pay Mr. Mitcham his then current base salary for a period of two years following such termination, if such termination occurs within two years after the effective date of the agreement, or for a period of one year following such termination, if termination occurs thereafter. Such payments, however, will continue only so long as Mr. Mitcham conscientiously and aggressively seeks new employment and complies with his continuing obligations under the employment agreement and will be reduced to reflect any payments received during such period from another employer.

Pursuant to the employment agreement, Mr. Mitcham has agreed that, during his employment and for a period of one year thereafter, he will not: (i) compete in the network server business within any state or country in which the Company markets or services products or provides services; (ii) interfere in any way with the Company's relationship with any of its current or potential customers; or (iii) employ or attempt to employ any of the Company's employees. In addition, the employment agreement prohibits the disclosure of confidential information to anyone outside of the Company during and subsequent to Mr. Mitcham's employment and requires disclosure to the Company of ideas, discoveries or inventions relating to or resulting from Mr. Mitcham's work for the Company and assignment to the Company of all proprietary rights to such ideas, discoveries or inventions.

DIRECTOR COMPENSATION

Non-employee directors receive an annual retainer of $10,000 plus $1,500 for each Board meeting and committee meeting (if on a date other than a Board meeting) attended and are reimbursed for travel and lodging expenses in connection with attendance at Board and committee meetings. The 1998 Non-Employee Director Stock Plan (the "1998 Director Plan") provides that, in the discretion of the Board, payment of the directors' annual cash retainer and meeting fees may be made in the form of Company Common Stock. During 1998, the non-employee directors received cash reimbursement for expenses in the following amounts: Mr. Almog ($0); Mr. Dillon ($1,662); Mr. Lucas ($1,258); and Mr. Moore ($825).

Non-employee directors are entitled to participate in the 1998 Director Plan. The 1998 Director Plan provides for automatic grants of non-qualified options to the Company's non-employee directors. Currently, 550,000 shares are reserved for issuance under the 1998 Director Plan. In accordance with the terms of the 1998 Director Plan, new non-employee directors of the Company who are first elected or appointed to the Board to fill new directorships or vacancies will automatically be granted, on a one-time basis on the date of their election or appointment, non-qualified options to purchase 25,000 shares of Common Stock, at an exercise price equal to the closing market price of the Common Stock on the date of grant. The 1998 Director Plan further provides that, on January 5 of each year, each non-employee director will automatically be granted additional options to purchase 10,000 shares, with an exercise price equal to the closing market price on the date of grant. The one-time option grants become exercisable each month on a cumulative basis with respect to 2.78% of the total shares covered by each such option, commencing one month after the date of grant and terminating five years after the date of grant. Each annual option grant becomes exercisable in full six months after its date of grant and terminates five years after its date of grant.

On December 7, 1998, the Company and Fred G. Moore, a director of the Company, entered into a Consulting Agreement (the "December 7 Agreement") that terminated on March 31, 1999. Pursuant to the December 7 Agreement, Mr. Moore consulted with and assisted the Company in providing professional marketing services with respect to certain of the Company's products. In consideration for his services, Mr. Moore received an option, pursuant to a non-statutory stock option agreement dated December 7, 1998, to purchase up to 100,000 shares of the Common Stock of the Company at an exercise price of $0.65625 per share. None of the options granted have vested at this time. Although the December 7 Agreement expired on March 31, 1999, the options will vest with respect to all of the shares if the Company and one or more of certain identified companies have executed, on or before June 30, 1999, one or more OEM licensing agreements with an estimated total value of $5,000,000 during the term of the OEM licensing agreement and any extensions thereto through December 31, 2000, with respect to the Company's products and services as a direct result of Mr. Moore's efforts. If the total value of such OEM licensing agreements is less than $5,000,000, the number of shares purchasable under such option shall be proportionally reduced. To the extent exercisable, such option shall remain exercisable until December 31, 2000.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

Mr. Almog and Mr. Lucas served as members of the Compensation Committee of the Board of Directors during 1998. On December 15, 1998, Mr. Lucas, through a trust with respect to which he is deemed the beneficial owner, participated in the private placement by the Company to certain investors of 3,000,000 shares of Common Stock and warrants to purchase an additional 3,000,000 shares. Pursuant to this private placement, Mr. Lucas purchased a total of 75,000 shares of Common Stock at a price of $1.00 per share and received warrants to purchase an additional 75,000 shares of Common Stock at an exercise price of $3.50 per share. The warrants are exercisable until December 15, 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information, as of April 9, 1999, regarding the beneficial ownership of Common Stock of the Company, its only class of voting securities, by each person known by the Company to own more than 5% of such outstanding shares, each director, each of the executive officers named in the summary compensation table, certain other executive officers, and the current directors and executive officers of the Company as a group (consisting of nine persons). Except as otherwise indicated, the stockholders listed in the table have sole voting and investment power with respect to the shares indicated. Shares subject to options exercisable within 60 days are treated as outstanding only when determining the amount and percentage owned by such individual or entity.

                                                           NUMBER OF   PERCENT OF
                                                           ---------   ----------
  NAME                                                      SHARES       CLASS
  ----                                                      ------       -----
  Joseph R. Canion                                       4,281,500(1)    20.4%
  CORAL Entities                                         1,105,191(2)     5.8%
  Yuval Almog                                            1,266,097(3)     6.7%
  Tom R. Dillon                                             37,268(4)        *
  Donald L. Lucas                                          357,244(5)     1.9%
  Fred G. Moore                                             31,812(6)        *
  John J. Mitcham                                        1,197,810(7)     6.2%
  J. David Cabello                                         855,000(8)     4.4%
  Kathleen H. Clark                                        400,000(9)     2.1%
  Alexander H. Frey                                       345,939(10)     1.7%
  Charles E. Pearsall                                     184,742(11)     1.0%
  Jeff A. Stewart                                          70,197(12)        *
  All  current  directors  and  executive officers
    as a group (9 persons)                              4,675,912(13)    23.5%

---------------
 * Less than 1%.

(1) As reported in a Schedule 13D, dated December 23, 1998, filed with the Securities and Exchange Commission. Includes warrants issued December 15, 1998 to purchase 2,000,000 shares at $3.50 per share, expiring December 15, 2003. Mr. Canion's address is 5 Post Oak Park, Suite 1655, Houston, TX 77027.

(2) As reported in a Schedule 13G, dated February 3, 1998, filed with the Securities and Exchange Commission, 838,525 shares are held of record by Coral Partners I - Superior, a Minnesota limited partnership ("CPI"), and 266,666 shares are held of record by Coral Partners II, a limited partnership ("CP II"). Coral Management Partners I, a limited partnership ("CMP I"), is the general partner of CP I, and Coral Management
     Partners II, a limited partnership ("CMP II"), is the general partner of CP II. CMP I and CMP II each have the following three general partners:
     Yuval Almog, Peter H. McNerney and Linda L. Watchmaker.  Pursuant to
     Rule 13d-3 of the Securities Exchange Act of 1934, each of Mr. Almog,
     Mr. McNerney and Ms. Watchmaker may be deemed to share beneficial ownership with respect to such shares; however, as set forth in their
     Schedule 13G, these three individuals disclaim beneficial ownership except to the extent of their pecuniary interests in the limited partnerships
     CMP I and CMP II. The address of the CORAL Entities is 60 South
     Sixth Street, Suite 3510, Minneapolis, MN 55402.

(3) Includes 1,105,191 shares beneficially owned by CMP I and CMP II with respect to which Mr. Almog may be deemed to share beneficial ownership. Mr. Almog, however, disclaims beneficial ownership except to the extent of his pecuniary interest in the limited partnerships CMP I and CMP II. Also includes options to purchase 50,000 shares that are exercisable on or before June 8, 1999. Mr. Almog's address is the same as CORAL Entities above.

(4) Includes options to purchase 8,335 shares that are exercisable on or before June 8, 1999.

(5) Includes 52,244 shares held by the Donald L. Lucas & Lygia S. Lucas Trust DTD 12-3-84 and 190,000 shares held by the Donald L. Lucas Profit Sharing Trust DTD 1-1-84. Also includes options to purchase 40,000 shares that are exercisable on or before June 8, 1999. Also includes warrants issued December 15, 1998 to purchase 75,000 shares at $3.50 per share, expiring December 15, 2003.

(6) Includes options to purchase 6,251 shares that are exercisable on or before June 8, 1999.

(7) Includes options to purchase 166,369 shares that are exercisable on or before June 8, 1999. Mr. Mitcham's address is 2905 Northwest Boulevard, Suite 20, Plymouth, Minnesota 55441.

(8) Includes warrants issued December 15, 1998 to purchase 250,000 shares at $3.50 per share, expiring December 15, 2003.

(9) Includes warrants issued December 15, 1998 to purchase 50,000 shares at $3.50 per share, expiring December 15, 2003.

(10) Includes options to purchase 127,500 shares that are exercisable on or before June 8, 1999.

(11) Includes options to purchase 85,500 shares that are exercisable on or before June 8, 1999.

(12) Includes options to purchase 37,250 shares that are exercisable on or before June 8, 1999.

(13) Includes options to purchase 483,955 shares that are exercisable on or before June 8, 1999 and 375,000 shares of Common Stock issuable upon the exercise of outstanding warrants.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

INVESTORS AGREEMENT

In connection with a private placement to certain investors of the Company's Common Stock in December 1998 (the "1998 Private Placement"), the Company, the purchasers in the 1998 Private Placement (the "Purchasers"), and John Mitcham, the Company's Chief Executive Officer, entered into an Investors Agreement, dated effective as of December 7, 1998 (the "Investors Agreement"). Among other provisions, the Investors Agreement (a) provides the Purchasers with certain demand and "piggyback" registration rights; (b) provides the Purchasers with certain rights of first refusal to acquire a pro-rata portion of securities sold or issued by the Company in certain future private placement financings; (c) provides the Purchasers with rights of co-sale in the event that Mr. Mitcham desires to sell Voting Securities (as defined in the Investors Agreement) under certain circumstances; and (d) provides that, as long as Rod Canion (one of the Purchasers) or his immediate family members and trusts and entities established for their benefit holds at least one-third of the Voting Securities acquired in connection with the 1998 Private Placement, the Company will use its best efforts to cause Mr. Canion, or his designee ("the Investors' Nominee"), to be elected to the Board of Directors of the Company. The Investors' Nominee will have the option of choosing when to accept election. Prior to accepting election, the Investors Nominee will not be permitted to vote, but will be allowed to attend board meetings as a visitor. Mr. Canion has not yet chosen to submit a candidate for election to the Board of Directors.

In connection with the 1998 Private Placement, each Purchaser agreed not to offer, sell or otherwise transfer any securities acquired pursuant to the 1998 Private Placement without the prior approval of the Board of Directors except
(i) pursuant to a public offering registered under the Securities Act of 1933, as amended (the "Act"), (ii) pursuant to Rule 144 of the Act, (iii) pursuant to a transaction that effects a broad distribution of the Company's securities without resulting in an acquiring person holding more than 3% of the voting securities of the Company, (iv) transfers to certain related parties or (v) bona fide pledges to institutional lenders for money borrowed. The Purchasers also agreed to not solicit proxies or become a participant in a solicitation of proxies in opposition to the recommendation of the majority of the directors of the Company with respect to the election of directors.

In connection with the 1998 Private Placement, each director and officer of the Company entered into a lock-up agreement (collectively, the "Lock-Up Agreements"), pursuant to which each such person agreed that, until the earlier of June 30, 2000 or three months after the date on which the Company's storage management software has been licensed for commercial use for 90 days, such person will not, without the prior written consent of the Purchasers holding a majority of the shares sold by the Company in the Private Placement, and subject to certain exceptions, sell or otherwise dispose of Common Stock or rights to acquire Common Stock.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TRICORD SYSTEMS, INC.


Dated:  May 10, 1999               By:  /s/ John J. Mitcham
                                        --------------------------------------
                                        John J. Mitcham
                                        President and Chief Executive Officer
                                        (executive officer)