Form 10-Q
period 1999-03-31
TRICORD SYSTEMS INC /DE/
filed 1999-05-12
CIK 837166

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999

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

                                 (612) 557-9005
            --------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES   X                      NO
                       ----                        ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                                        OUTSTANDING AT
                  CLASS                                                 MARCH 31, 1999
                  -----                                                 --------------
              Common Stock,
             $0.01 par value                                              19,031,511

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                         PART 1. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                            TRICORD SYSTEMS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                                              Three Months Ended March 31,
                                                                      ----------------------------------------------
(in thousands, except per share data)                                         1999                    1998
                                                                      ---------------------   ----------------------
Revenues:
     Product sales                                                    $                243                      806
     Service contracts                                                                 348                      509
                                                                      ---------------------   ----------------------
                                                                                       591                    1,315

Cost of goods sold:
     Product sales                                                                     214                      685
     Service contracts                                                                  96                      117
                                                                      ---------------------   ----------------------
                                                                                       310                      802

         Gross margin                                                                  281                      513
                                                                      ---------------------   ----------------------

Operating expenses:
     Research and development                                                          711                      711
     Sales and marketing                                                               990                      244
     General and administrative                                                        495                      342
                                                                      ---------------------   ----------------------
                                                                                     2,196                    1,297
                                                                      ---------------------   ----------------------

         Operating loss                                                             (1,915)                    (784)
                                                                      ---------------------   ----------------------

Other income (expense):
     Interest, net                                                                      66                       52
     Other, net                                                                         11                       40
                                                                      ---------------------   ----------------------
                                                                                        77                       92
                                                                      ---------------------   ----------------------

         Loss before income taxes                                                   (1,838)                    (692)

Provision for income taxes                                                               -                        -
                                                                      ---------------------   ----------------------

         Net loss                                                     $             (1,838)                    (692)
                                                                      ---------------------   ----------------------
                                                                      ---------------------   ----------------------

         Net loss per share - basic and diluted                       $              (0.10)                   (0.05)
                                                                      ---------------------   ----------------------
                                                                      ---------------------   ----------------------

         Weighted average common shares outstanding                                 18,987                   13,809
                                                                      ---------------------   ----------------------
                                                                      ---------------------   ----------------------


             See accompanying notes to consolidated financial statements.

                                TRICORD SYSTEMS, INC.
                             CONSOLIDATED BALANCE SHEETS

                                       ASSETS

                                                                                 March 31,               December 31,
(in thousands, except per share data)                                               1999                     1998
                                                                             -------------------       ------------------
                                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                               $            4,641                    6,215
     Accounts receivable, net                                                               162                      162
     Inventories, net                                                                       513                      637
     Other current assets                                                                   127                       96
                                                                             -------------------       ------------------
         Total current assets                                                             5,443                    7,110

Equipment and improvements, net                                                             350                      243
                                                                             -------------------       ------------------

         Total Assets                                                        $            5,793                    7,353
                                                                             -------------------       ------------------
                                                                             -------------------       ------------------


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $              445                      398
     Accrued payroll, benefits and related taxes                                            224                      344
     Deferred revenue                                                                       356                      525
     Other accrued expenses                                                                 190                      244
                                                                             -------------------       ------------------
         Total current liabilities                                                        1,215                    1,511

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares authorized,
         19,032 and 18,961 shares issued and outstanding                                    190                      190
     Additional paid-in capital                                                          87,652                   87,483
     Unearned compensation                                                               (5,159)                  (5,564)
     Accumulated deficit                                                                (78,105)                 (76,267)
                                                                             -------------------       ------------------
         Total stockholders' equity                                                       4,578                    5,842
                                                                             -------------------       ------------------

         Total Liabilities and Stockholders' Equity                          $            5,793                    7,353
                                                                             -------------------       ------------------
                                                                             -------------------       ------------------



            See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                            Three Months Ended March 31,
                                                                                       ----------------------------------------
(In thousands)                                                                               1999                   1998
                                                                                       -----------------      -----------------
Cash flows from operating activities:
     Net loss                                                                              $     (1,838)          $       (692)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
         Amortization of unearned compensation                                                      405                      -
         Depreciation and amortization                                                               58                    109
         Provision for losses on inventories                                                          -                    164
         Recoveries on accounts receivable                                                          (19)                     -
         Other                                                                                       94                     67
         Changes in operating assets and liabilities:
            Accounts receivable                                                                      19                    255
            Inventories                                                                             124                     86
            Other current assets                                                                    (31)                    50
            Accounts payable                                                                         47                    (74)
            Accrued payroll, benefits and related taxes                                             (45)                   (68)
            Deferred revenue                                                                       (169)                   (32)
            Other accrued expenses                                                                  (54)                     7
                                                                                       -----------------      -----------------
                Net cash used in operating activities                                            (1,409)                  (128)
                                                                                       -----------------      -----------------
Cash flows from investing activities:
     Capital expenditures                                                                          (165)                    (5)
                                                                                       -----------------      -----------------
                Net cash used in investing activities                                              (165)                    (5)
                                                                                       -----------------      -----------------
Cash flows from financing activities:
     Stock option transactions                                                                        -                    332
                                                                                       -----------------      -----------------
                Net cash provided by financing activities                                             -                    332
                                                                                       -----------------      -----------------
Net increase (decrease) in cash and cash equivalents                                             (1,574)                   199
Cash and cash equivalents at beginning of period                                                  6,215                  3,713
                                                                                       -----------------      -----------------

Cash and cash equivalents at end of period                                                 $      4,641                  3,912
                                                                                       -----------------      -----------------
                                                                                       -----------------      -----------------

            See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at March 31, 1999, and of consolidated results of operations and cash flows for the interim periods ended March 31, 1999 and 1998. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1998, which were incorporated by reference in the Company's 1998 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.  BALANCE SHEET AND SUPPLEMENTAL CASH FLOW INFORMATION

Balance Sheet Information:

                                                           March 31, 1999        December 31, 1998
                                                           --------------        -----------------
                                                             (unaudited)
       Accounts receivable, net:
          Accounts receivable                              $         743                     841
          Allowance for doubtful accounts                           (581)                   (679)
                                                           --------------          --------------
                                                           $         162                     162
                                                           --------------          --------------
                                                           --------------          --------------

       Inventories, net:
          Spare parts and expansion products               $       3,015                   3,946
          Inventory reserves                                      (2,502)                 (3,309)
                                                           --------------          --------------
                                                           $         513                     637
                                                           --------------          --------------
                                                           --------------          --------------


Supplemental Cash Flow Information:

During the first quarter of 1999, $75 of accrued payroll obligations and expenses of $94 were settled through the issuance of 70,499 shares of common stock of the Company.

3.  BUSINESS SEGMENTS

The Company reports its operations in two business segments, Server and Software. Revenues to date are for the server line of business only. There are no intersegment revenues. Cost allocations are necessary in the determination of operating results by segment. For this reason, management does not represent that these segments, if operated as independent businesses, would result in the operating results shown.

                                           Quarter ended March 31,
                                      ----------------------------------
                                           1999               1998
                                      ---------------     --------------
    Operating income (loss):
       Server business                     $    223                386
       Software business                     (2,138)            (1,170)
                                      ---------------     --------------
                                           $ (1,915)              (784)
                                      ---------------     --------------
                                      ---------------     --------------


4. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per share as their impact is antidilutive. Net loss per share does not include common stock options and warrants totaling approximately 8,800,000 shares.

5. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

                                    ITEM 2:

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 RESULTS OF OPERATIONS AND FINANCIAL CONDITION

GENERAL

Throughout 1998 and the first quarter of 1999, the Company continued to focus its development efforts exclusively on storage system management software, the strategy it defined in 1997. The storage system management software architecture includes an entirely new generation of distributed file system and file-intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). No revenues were generated by TSMS through March 31, 1999, and the Company may not receive revenues from TSMS-based products during the remainder of 1999.

The Company has historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT-Registered Trademark- and Novell-Registered Trademark-NetWare-Registered Trademark-. All revenues generated through March 31, 1999 relate to the server line of business (sometimes referred to as the "legacy business").

See "Certain Important Factors" at the end of this section for a discussion of forward looking statements.


RESULTS OF OPERATIONS

REVENUES

Revenues for the first quarter ended March 31, 1999 were $591,000 compared to $1,315,000 for the first quarter ended March 31, 1998. Revenues decreased in 1999 from the same period in 1998 as a result of the Company's 1997 decision to redefine its corporate strategy to focus its development efforts exclusively on storage system management software.

The Company currently anticipates that revenues will continue to decrease during the remainder of 1999 as the Company continues to focus its resources on developing and marketing TSMS. The Company intends to sell its remaining enterprise server product inventories, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its service agreements and enter into new service agreements as long as there is sufficient demand and provided such agreements are profitable. Since the Company has not completed its development of TSMS products, the Company may not receive revenues during the remainder of 1999 from the sale or license of TSMS-based products.

GROSS MARGIN

Gross margin decreased to $281,000 for the first quarter of 1999 from $513,000 for the first quarter of 1998 primarily due to the decrease in revenues over the same period. The Company currently anticipates that gross margin will continue to decline in 1999 because of the anticipated decrease in revenues in 1999 as discussed above.

RESEARCH AND DEVELOPMENT

Research and development expenses remained the same at $711,000 for the first quarter of 1999 and 1998. Research and development in the first quarter of 1999 increased due to an increase of $135,000 in stock compensation expense related to certain options granted and restricted stock issued in 1998, but was offset by decreases in project costs and consulting. The Company anticipates that research and development costs will rise during 1999 compared to 1998 levels as the Company continues to focus on the development of TSMS.

SALES AND MARKETING

Sales and marketing expenses increased to $990,000 for the first quarter of 1999 from $244,000 for the first quarter of 1998, primarily due to increases in personnel costs related to headcount additions, expenses related to marketing research and analysis for TSMS and an increase of $136,000 in stock compensation expense related to certain options granted and restricted stock issued in 1998. The Company currently anticipates that sales and marketing expenses will increase significantly in 1999 compared to 1998 levels as the Company continues to focus on the development and marketing of TSMS and pursues marketing and sales opportunities.

GENERAL AND ADMINISTRAtIVE

General and administrative expenses increased to $495,000 for the first quarter of 1999 from $342,000 for the first quarter of 1998 primarily due to an increase of $104,000 in stock compensation expense related to certain options granted and restricted stock issued in 1998 and an increase in personnel costs related to the December 1998 addition of the Company's Vice President and General Counsel. The Company currently anticipates that general and administrative expenses for 1999 will be greater than 1998 levels due to these factors.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first three months of 1999 was $1,574,000, including $1,838,000 of cash used in operating activities due to the net loss for the first three months of 1999 (adjusted by non-cash stock compensation expense related to certain options granted and restricted stock issued in 1998) and capital expenditures of $165,000. The Company may purchase additional capital equipment, primarily for research and development, depending on the timing and specific requirements of a potential OEM or other strategic investment or alliance.
The Company has no material commitments for the purchase of capital equipment.

As of March 31, 1999, the Company had $4,641,000 in cash and cash equivalents. If the Company's operations progress as currently anticipated, of which there can be no assurance, the Company believes that it will be able to manage its cash resources to continue operations for at least the next twelve months. However, should the Company incur additional costs within the next twelve months due to the product launch of its TSMS-based products (which have yet to be fully developed), the related channel development for distributing TSMS-based products and other significant increases in research and development costs and marketing and sales costs, the Company will need to adjust its plans as necessary, if it fails to secure additional financing.

In any event, however, the Company will need to raise additional capital in order to complete development and commence commercial marketing of its TSMS-based products. The Company may seek such additional capital through the sale of debt or equity securities. In addition, the Company continues to look for additional capital through OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have a material adverse effect on the Company.

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

By the end of June 1999, the Company expects to have completed an evaluation of its telephone, facility heating and cooling and other non-IT systems for Year 2000 readiness. The Company will take remedial action as necessary.

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

CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Reform Act of 1995. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact are deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

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

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or commercial paper. As of March 31, 1999, cash equivalents had an average maturity of less than three months. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would result in an annual interest income decrease of approximately $40,000.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders
------------------------------------------------------------

A special meeting of stockholders of the Company was held on March 17, 1999, during which the following items were voted on and approved under applicable law:

1. On the proposal to approve an amendment to the Company's Certificate of Incorporation to increase the number of authorized shares of Common Stock, $0.01 par value, from 27,000,000 to 75,000,000 shares, 17,431,004 shares were cast for, 896,031 shares were cast against, 83,711 shares abstained from voting and there were no broker non-votes.

2. On the proposal to approve amendments to the Company's 1998 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 1,000,000 to 5,000,000 shares and to increase the per participant limitation from 100,000 to 500,000 shares, 10,668,351 shares were cast for, 1,309,764 shares were cast against, 193,396 shares abstained from voting and there were 6,239,235 broker non-votes.

3. On the proposal to approve an amendment to the Company's 1998 Non-Employee Director Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 350,000 to 550,000 shares, 11,057,886 shares were cast for, 951,649 shares were cast against, 278,186 shares abstained from voting and there were 6,123,025 broker non-votes.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)  Exhibits

       3.1  Amendment to Certificate of Incorporation
      27.1  Financial data schedule

(b)  Reports on Form 8-K

     No report was filed on Form 8-K during the first quarter of 1999.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                               TRICORD SYSTEMS, INC.
                                                   (REGISTRANT)

                                           By: /s/ John J. Mitcham
                                               -------------------
                                               John J. Mitcham, Chairman and
                                               Chief Executive Officer

                                          By:  /s/ J. David Cabello
                                               --------------------
                                               J. David Cabello, Chief Financial
                                               Officer, Vice President and
                                               General Counsel, Secretary
                                               (Principal Financial Officer)

                                          Date:  May 12, 1999

                                INDEX TO EXHIBITS

   Exhibit                                                                Page
   Number                                                                Number
   -------                                                               ------
    3.1       Amendment to Certificate of Incorporation                    16

   27.1       Financial data schedule                                      17