Form 10-Q
period 1999-06-30
TRICORD SYSTEMS INC /DE/
filed 1999-08-10
CIK 837166

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999

             TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
-----------  OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                              TRICORD SYSTEMS, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                41-1590621
        -------------                             --------------
(STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
 INCORPORATION OR ORGANIZATION)                IDENTIFICATION NO.)

          2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA 55441
      --------------------------------------------------------------------
            ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)


                                 (612) 557-9005
                                -----------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

              YES          X                     NO
                          ----                              ----

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                  OUTSTANDING AT
                  CLASS                            JULY 30, 1999
                  -----                            -------------
              Common Stock,
             $0.01 par value                        19,905,068

------------------------------------------------------------------------------
------------------------------------------------------------------------------

                                        PART 1. FINANCIAL INFORMATION

                                        ITEM 1: FINANCIAL STATEMENTS

                                            TRICORD SYSTEMS, INC.
                                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                                (UNAUDITED)



                                                Three Months Ended June 30,                    Six Months Ended June 30,
                                         ----------------------------------------       ---------------------------------------
(In thousands, except per share data)              1999                 1998                     1999                 1998
                                         -------------------   ------------------       ------------------   ------------------
Revenues:
     Product sales                              $    118                 617                 361               1,423
     Service contracts                               256                 376                 604                 885
                                                --------            --------            --------            --------
                                                     374                 993                 965               2,308

Cost of goods sold:
     Product sales                                   113                 596                 327               1,281
     Service contracts                                91                  64                 187                 181
                                                --------            --------            --------            --------
                                                     204                 660                 514               1,462

        Gross margin                                 170                 333                 451                 846
                                                --------            --------            --------            --------
Operating expenses:
     Research and development                        786                 644               1,497               1,355
     Sales and marketing                             717                 354               1,707                 598
     General and administrative                      429                 146                 924                 488
     Nonrecurring items, net                          --                (195)                 --                (195)
                                                --------            --------            --------            --------
                                                   1,932                 949               4,128               2,246
                                                --------            --------            --------            --------

        Operating loss                            (1,762)               (616)             (3,677)             (1,400)
                                                --------            --------            --------            --------
Other income (expense):
     Interest, net                                    50                  46                 116                  98
     Other, net                                       13                  15                  24                  55
                                                --------            --------            --------            --------
                                                      63                  61                 140                 153
                                                --------            --------            --------            --------

        Net loss                                $ (1,699)               (555)             (3,537)             (1,247)
                                                --------            --------            --------            --------
                                                --------            --------            --------            --------
        Net loss per share - basic and diluted  $  (0.09)              (0.04)              (0.19)              (0.09)
                                                --------            --------            --------            --------
                                                --------            --------            --------            --------
        Weighted average common shares
           outstanding - basic and diluted        19,061              14,369              19,024              14,119
                                                --------            --------            --------            --------
                                                --------            --------            --------            --------


          See accompanying notes to consolidated financial statements.

                                             TRICORD SYSTEMS, INC.
                                         CONSOLIDATED BALANCE SHEETS




                                                ASSETS
                                                                           June 30,           December 31,
(In thousands, except per share data)                                        1999                 1998
                                                                        ---------------      ----------------
                                                                          (unaudited)
Current assets:
     Cash and cash equivalents                                          $        3,259                 6,215
     Accounts receivable, net                                                       83                   162
     Inventories, net                                                              376                   637
     Other current assets                                                           92                    96
                                                                        ---------------      ----------------
        Total current assets                                                     3,810                 7,110

Equipment and improvements, net                                                    361                   243
                                                                        ---------------      ----------------
        Total Assets                                                    $        4,171                 7,353
                                                                        ---------------      ----------------
                                                                        ---------------      ----------------


                                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                   $          252                   398
     Accrued payroll, benefits and related taxes                                   270                   344
     Deferred revenue                                                              214                   525
     Other accrued expenses                                                        142                   244
                                                                        ---------------      ----------------
        Total current liabilities                                                  878                 1,511

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 and 27,000 shares
        authorized, 19,065 and 18,961 shares issued and outstanding                191                   190
     Additional paid-in capital                                                 87,690                87,483
     Unearned stock compensation                                                (4,784)               (5,564)
     Accumulated deficit                                                       (79,804)              (76,267)
                                                                        ---------------      ----------------
        Total stockholders' equity                                               3,293                 5,842
                                                                        ---------------      ----------------

        Total Liabilities and Stockholders' Equity                      $        4,171                 7,353
                                                                        ---------------      ----------------
                                                                        ---------------      ----------------


          See accompanying notes to consolidated financial statements.

                                        TRICORD SYSTEMS, INC.
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)


                                                                              Six Months Ended June 30,
                                                                          -----------------------------------
($ in thousands)                                                               1999                1998
                                                                          ---------------     ---------------
Cash flows from operating activities:
     Net loss                                                                $(3,537)            $(1,247)
     Adjustments to reconcile net loss
     to net cash used in
     operating activities:
        Amortization of unearned stock compensation                              780                  -
        Depreciation and amortization                                            115                207
        Provision for losses on inventories                                        -                123
        Recoveries on accounts receivable                                        (13)               (97)
        Other                                                                    (25)               186
        Changes in operating assets and liabilities:
           Accounts receivable                                                    92                521
           Inventories                                                           261                290
           Other current assets                                                    4                 58
           Accounts payable                                                      (11)              (145)
           Accrued payroll, benefits and related taxes                             1                (59)
           Deferred revenue                                                     (311)              (184)
           Other accrued expenses                                               (102)                76
                                                                             -------            -------
              Net cash used in operating activities                           (2,746)              (271)
                                                                             -------            -------
Cash flows from investing activities:
     Capital expenditures                                                       (235)               (37)
                                                                             -------            -------
              Net cash used in investing activities                             (235)               (37)
                                                                             -------            -------
Cash flows from financing activities:
     Stock option transactions                                                    25                360
                                                                             -------            -------
              Net cash provided by financing activities                           25                360
                                                                             -------            -------
Net increase (decrease) in cash and cash equivalents                          (2,956)                52
Cash and cash equivalents at beginning of period                               6,215              3,713
                                                                             -------            -------
Cash and cash equivalents at end of period                                   $ 3,259              3,765
                                                                             -------            -------
                                                                             -------            -------


          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at June 30, 1999, and of consolidated results of operations and cash flows for the interim periods ended June 30, 1999 and 1998. The unaudited consolidated financial statements should be read in conjunction with Tricord Systems Inc.'s (the "Company's") audited consolidated financial statements for the year ended December 31, 1998, which were incorporated by reference in the Company's 1998 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.  BALANCE SHEET AND SUPPLEMENTAL CASH FLOW INFORMATION

Balance Sheet Information:

                                              June 30, 1999        December 31, 1998
                                              -------------        -----------------
                                               (unaudited)
 Accounts receivable, net:
   Accounts receivable                          $   158                     841
   Allowance for doubtful accounts                  (75)                   (679)
                                                -------                 -------
                                                $    83                     162
                                                =======                 =======

Inventories, net:
   Spare parts and expansion products           $ 2,959                   3,946
   Inventory reserves                            (2,583)                 (3,309)
                                                -------                 -------
                                                $   376                     637
                                                =======                 =======

Supplemental Cash Flow Information:

During the second quarter of 1999, expenses for outside directors meeting fees of $14 were settled through the issuance of 5,748 shares of common stock of the Company. During the first quarter of 1999, $75 of accrued payroll obligations, $15 of expenses for outside directors meeting fees and $79 of expenses for consulting fees were settled through the issuance of 70,499 shares of common stock of the Company.

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

                                   Three Months Ended June 30,             Six Months Ended June 30,
                                ------------------------------------------------------------------------
                                    1999                1998                1999               1998
                                -------------       -------------       -------------      -------------

Operating income (loss):
   Server business                 $     91                 325                 314                711
   Software business                 (1,853)               (941)             (3,991)            (2,111)
                                -------------       -------------       -------------      -------------
                                   $ (1,762)               (616)             (3,677)            (1,400)
                                =============       =============       =============      =============



4. NET LOSS PER SHARE

Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per share as their impact is antidilutive. Net loss per share does not include common stock options and warrants ultimately exercisable for the purchase of approximately 8,900,000 shares as of June 30, 1999.

5. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

6. SUBSEQUENT EVENTS

In July 1999, the Company sold 840,000 shares of the Company's common stock at a price of $2.50 per share to a group of private investors. Such shares have not been registered by the Company and are subject to certain restrictions on resale by the private investors.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION


GENERAL

Throughout 1998 and the first six months of 1999, the Company continued to focus its development efforts exclusively on storage system management software, the strategy it defined in 1997. The storage system management software architecture includes an entirely new generation of distributed file system and file-intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). No revenues were generated by TSMS through June 30, 1999, and the Company may not receive revenues from TSMS-based products during the remainder of 1999.

The Company has historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT(R) and Novell(R) NetWare(R). All revenues generated through June 30, 1999 relate to the server line of business (sometimes referred to as the "legacy business").

In February 1997, the Company announced that it had changed its business strategy to focus on the development of its distributed file system software technology (now known as TSMS) and would wind down its legacy business. The Company continues to streamline its operations, including accelerated wind down of the legacy business. As part of this streamlining, the Company effected a workforce reduction in July 1999. The Company expects this workforce reduction to have favorable effects on the costs of the Company in the fourth quarter of 1999.

See "Certain Important Factors" at the end of this section for a discussion of forward looking statements.


RESULTS OF OPERATIONS

REVENUES

Revenues for the second quarter and six months ended June 30, 1999 were $374,000 and $965,000, respectively, compared to $993,000 and $2,308,000, respectively, for the second quarter and six months ended June 30, 1998. Revenues decreased in 1999 from the comparable periods in 1998 as a result of the Company's 1997 decision to redefine its corporate strategy to focus its development efforts exclusively on storage system management software.

The Company currently anticipates that revenues will continue to decrease during the remainder of 1999 as the Company continues to focus its resources on developing and marketing TSMS. The Company intends to sell its remaining enterprise server product inventories, consisting primarily of spare parts and expansion products, as long as there is sufficient customer demand and materials are available. The Company will honor its existing service agreements. Management believes that it may be in the best interests of the Company to sell or transfer the legacy business to a third party and is pursuing such sale or transfer.

Since the Company has not completed its development of TSMS products, the Company may not receive revenues during the remainder of 1999 from TSMS-based products.

GROSS MARGIN

Gross margin decreased to $170,000 and $451,000, respectively, for the second quarter and six months ended June 30, 1999 from $333,000 and $846,000, respectively, for the second quarter and six months ended June 30, 1998, primarily due to the decrease in revenues over the same periods. The Company currently anticipates that gross margin will continue to decline in 1999 because of the anticipated decrease in revenues in 1999 as discussed above.

RESEARCH AND DEVELOPMENT

Research and development expenses were $786,000 and $1,497,000, respectively, for the second quarter and six months ended June 30, 1999, compared to $644,000 and $1,355,000, respectively, for the second quarter and six months ended June 30, 1998. Research and development in the second quarter of 1999 increased primarily due to an increase of $125,000 in non-cash stock compensation expense related to certain options granted and restricted stock issued in 1998. Research and development for the first six months of 1999 increased due to a similar increase of $260,000 in non-cash stock compensation expense, but was offset by decreases in project costs and research and development consulting. The Company anticipates that research and development costs will rise during 1999 compared to 1998 levels.

SALES AND MARKETING

Sales and marketing expenses increased to $717,000 and $1,707,000, respectively, for the second quarter and six months ended June 30, 1999 from $354,000 and $598,000, respectively, for the second quarter and first six months of 1998, primarily due to increases in personnel costs related to headcount additions, expenses related to marketing research and analysis for TSMS and an increase of $125,000 and $261,000, respectively, for the second quarter and first six months of 1999 in non-cash stock compensation expense related to certain options granted and restricted stock issued in 1998. The Company currently anticipates that sales and marketing expenses will be significantly higher in 1999 compared to 1998 levels.

GENERAL AND ADMINISTRATIVE

General and administrative expenses increased to $429,000 and $924,000, respectively, for the second quarter and six months ended June 30, 1999 from $146,000 and $488,000, respectively, for the second quarter and first six months of 1998, primarily due to an increase in non-cash stock compensation expense of $97,000 and $201,000, respectively, related to certain options granted and restricted stock issued in 1998, an increase in personnel costs related to the December 1998 addition of the Company's Vice President and General Counsel, and an increase in professional fees. In addition, the second quarter of 1998 includes certain bad debt recoveries. The Company currently anticipates that general and administrative expenses for 1999 will be greater than 1998 levels due to these factors.

LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first six months of 1999 was $2,956,000, including $2,746,000 of cash used in operating activities due primarily to the net loss for the first six months of 1999 (adjusted by non-cash stock compensation expense related to certain options granted and restricted stock issued in 1998) and capital expenditures of $235,000. The Company may purchase additional capital equipment, primarily for research and development, depending on the timing and specific requirements of a potential OEM or other strategic investment or alliance. The Company has no material commitments for the purchase of capital equipment.

As of June 30, 1999, the Company had $3,259,000 in cash and cash equivalents. In July 1999, the Company sold 840,000 shares of the Company's common stock at a price of $2.50 per share to a group of private investors raising a total of $2,100,000. The Company believes that it will be able to manage its cash resources to continue operations for at least the next twelve months. However, should the Company incur additional increases in research and development costs and sales and marketing costs within the next twelve months, the Company may need to adjust its operating plans.

The Company will need to raise additional capital in order to complete development of TSMS. The Company may seek such additional capital through the sale of debt or equity securities. In addition, the Company continues to look for additional capital through OEM or other strategic investments or alliances. There can be no assurance, however, that additional capital will be available on acceptable terms or at all, and the failure to obtain additional capital as needed may have a material adverse effect on the Company.


YEAR 2000

The Company previously initiated a project to prepare its computer systems for the Year 2000. This project encompasses information technology ("IT") systems, non-IT systems, Company products and third party products and systems.

The Company has reviewed its main IT system and to date has concluded that a Year 2000 problem does not exist in that system. However, the Company has other smaller supporting business systems which it is continuing to review. In the event that the Company determines that its smaller supporting business systems will not transition properly at the end of 1999, the Company will transition these systems to its main business system in order to reduce the risk of any business disruption.

The Company has completed an evaluation of its telephone, gas and electric systems and its building systems and determined that a Year 2000 problem does not exist in those systems. The Company has other non-IT systems which it is continuing to review for Year 2000 readiness. The Company will take remedial action as necessary.

The Company has also reviewed its software related to its legacy business and has completed a fix for the Year 2000 issue. The Company has made this fix available to its customers on its web site. The Company has commenced to contact as many of its legacy business customers as practicable. The Company has not yet released any TSMS-based products, but it intends to review and correct any Year 2000 issues, if necessary, prior to release to market of these products.

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


CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Reform Act of 1995. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact are deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

- The Company will not realize sufficient revenues from the operation or sale of its legacy business to fund its ongoing TSMS product development. The Company intends to manage its current cash to fund its operations; however, continued aggressive product development and product introduction necessarily requires that the Company obtain additional funds from investors.
         The Company continues to pursue additional sources of capital, however, there can be no assurance that funds will be obtained.

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

- The Company continues to explore market opportunities for TSMS through OEM and other channels, and the failure to establish such relationships on acceptable terms could adversely affect the Company's ability to introduce and market TSMS-based products successfully.

- To maintain its listing, the Company will need to maintain compliance with the Nasdaq SmallCap Market requirements.

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

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or commercial paper. As of June 30, 1999, cash equivalents had an average maturity of less than three months. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would result in an annual interest income decrease of approximately $40,000.

                           PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In June 1999, the Company entered into a mediation settlement with Novell, Inc. ("Novell") to settle a 1997 dispute regarding alleged royalties owed to Novell with respect to Novell's software that the Company disposed of when such software could not be sold and settling the Company's claim of alleged copyright infringement against Novell. The terms of the settlement will remain confidential, however, the resolution of this dispute had no material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Company's annual stockholders meeting was held on May 21, 1999, during which the following items were voted on and approved under applicable law:

1.   Election of Directors
     Mr. Tom R. Dillon was elected as a Class C Director, with 15,332,389 votes cast for Mr. Dillon and 86,371 votes withheld, and Mr. John J. Mitcham was elected as a Class C Director with 15,333,349 votes cast for Mr. Mitcham and 85,411 votes withheld.

2. On the proposal to ratify the appointment of PricewaterhouseCoopers LLP, certified public accountants, as independent accountants for the Company for the year ended December 31, 1999, 15,349,661 shares were cast for, 27,210 shares were cast against, and 41,889 shares abstained from voting on such proposal.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits

     27.1  Financial data schedule

(b)  Reports on Form 8-K

     On May 18, 1999, the Company filed a report on Form 8-K under Item 5, related to the appointment of Mr. Rod Canion to the newly-created Office of the CEO. No financial statements were included as part of this filing.

                                    SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      TRICORD SYSTEMS, INC.

                                          (REGISTRANT)



                                      By: /s/ John J. Mitcham
                                          ------------------------------
                                          John J. Mitcham, Chairman and
                                          Co-Chief Executive Officer


                                      By: /s/ John F. Gribi
                                          ------------------------------
                                          John F. Gribi, Vice President
                                          and Chief Financial Officer
                                          (Principal Financial Officer and
                                          Chief Accounting Officer)

                                      Date:  August 10, 1999

                                INDEX TO EXHIBITS


Exhibit                                                   Page
Number                                                   Number
-------                                                  ------

   27.1       Financial data schedule                      16
