Form 10-Q
period 1999-09-30
TRICORD SYSTEMS INC /DE/
filed 1999-11-02
CIK 837166

QuickLinks

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

(Mark one)

/x/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1999

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from                to

Commission File Number 0-21366

TRICORD SYSTEMS, INC.
(Exact name of Registrant as specified in its charter)

Delaware	41-1590621
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2905 Northwest Boulevard, Suite 20, Plymouth, Minnesota    55441
(Address of principal executive offices)        (Zip Code)

                (612) 557-9005
(Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/  No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

Class	Outstanding at October 31, 1999
Common Stock, $0.01 par value	19,996,329

PART 1. FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

TRICORD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share data)	1999	1998	1999	1998
Operating expenses:
Research and development	735	561	2,232	1,916
Sales and marketing	461	77	2,179	623
General and administrative	471	231	1407	816

	1,667	869	5,818	3,355

Operating loss	(1,667)	(869)	(5,818)	(3,355)

Other income (expense):
Interest, net	48	48	164	146
Other, net	(1)	132	23	187

	47	180	187	333

Loss from continuing operations	$(1,620)	(689)	(5,631)	(3,022)

Discontinued operations:
Income (loss) from operations of legacy server business	(246)	455	228	1,541
Loss on disposal of legacy server business	(207)	—	(207)	—

Income (loss) from discontinued operations	(453)	455	21	1,541

Net loss	$(2,073)	(234)	(5,610)	(1,481)

Net loss per share from continuing operations—basic and diluted	$(0.08)	(0.05)	(0.29)	(0.21)

Net loss per share—basic and diluted	$(0.11)	(0.02)	(0.29)	(0.10)

Weighted average common shares outstanding —basic and diluted	19,740	14,494	19,265	14,245

See accompanying notes to consolidated financial statements.

TRICORD SYSTEMS, INC.

CONSOLIDATED BALANCE SHEETS

ASSETS

(In thousands, except per share data)	September 30, 1999	December 31, 1998
	(unaudited)
Current assets:
Cash and cash equivalents	$4,088	6,215
Accounts receivable, net	24	162
Inventories, net	0	637
Other current assets	61	96

Total current assets	4,173	7,110
Equipment and improvements, net	302	243

Total Assets	$4,475	7,353

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$85	398
Accrued payroll, benefits and related taxes	249	344
Deferred revenue	—	525
Other accrued expenses	113	244

Total current liabilities	447	1,511
Stockholders' equity:
Common stock, $0.01 par value; 75,000 and 27,000 shares authorized, 19,974 and 18,961 shares issued and outstanding	200	190
Additional paid-in capital	90,114	87,483
Unearned stock compensation	(4,409)	(5,564)
Accumulated deficit	(81,877)	(76,267)

Total stockholders' equity	4,028	5,842

Total Liabilities and Stockholders' Equity	$4,475	7,353

See accompanying notes to consolidated financial statements.

TRICORD SYSTEMS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

	Nine Months Ended September 30,
($ in thousands)	1999	1998
Cash flows from operating activities:
Net loss	$(5,610)	(1,481)
Adjustments to reconcile net loss to net cash used in operating activities:
Stock compensation expense	1,542	126
Depreciation and amortization	174	285
Provision for losses on inventories	—	(10)
Loss on sale of assets	207	—
Recoveries on accounts receivable	(22)	(117)
Other	(133)	68
Changes in operating assets and liabilities:
Accounts receivable	160	505
Inventories	333	740
Other current assets	24	93
Accounts payable	(182)	(272)
Accrued payroll, benefits and related taxes	(20)	(66)
Deferred revenue	(395)	(250)
Other accrued expenses	(131)	(315)

Net cash used in operating activities	(4,053)	(694)

Cash flows from investing activities:
Capital expenditures	(253)	(44)

Net cash used in investing activities	(253)	(44)

Cash flows from financing activities:
Stock option transactions	79	360
Proceeds from private placement	2,100	—

Net cash provided by financing activities	2,179	360

Net decrease in cash and cash equivalents	(2,127)	(378)
Cash and cash equivalents at beginning of period	6,215	3,713

Cash and cash equivalents at end of period	$4,088	3,335

See accompanying notes to consolidated financial statements.

TRICORD SYSTEMS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

($ in thousands, except share and per share data)

1. Basis of Presentation

    The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at September 30, 1999, and of consolidated results of operations and cash flows for the interim periods ended September 30, 1999 and 1998. The results of operations of the server segment of the business are reported as discontinued operations for all periods presented (see Note 2). Tricord Systems, Inc. (the "Company") now operates as a single segment. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1998, which were incorporated by reference in the Company's 1998 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. Sale of Assets and Discontinued Operations

    On August 27, 1999, the Company sold all assets related to the server line of business (sometimes referred to as the "legacy" business), except for existing trade accounts receivable, to EFC Systems, Inc. ("EFC") in exchange for the assumption of all liabilities of the legacy business, except for any legacy business Year 2000 issue which the Company believes is not material. The sale of the legacy business resulted in a loss of $207, which was recorded during the third quarter of 1999. Pursuant to terms of the sale agreement, the Company may receive up to $200 of cash payments from EFC, contingent upon the level of sales of Tricord server-related products and services from the date of sale through December 31, 2000 to EFC Systems, Inc. ("EFC").

    The Company has reported results of operations of the legacy server business as discontinued operations for all periods presented. Revenues from the legacy server business included in discontinued operations were as follows.

	Three Months Ended September 30,		Nine Months Ended September 30,
	1999	1998	1999	1998
Revenues	$291	999	1,256	3,307

3. Balance Sheet and Supplemental Cash Flow Information

Balance Sheet Information:

	September 30, 1999	December 31, 1998
	(unaudited)
Accounts receivable, net:
Accounts receivable	$25	841
Allowance for doubtful accounts	(1)	(679)

	$24	162

Inventories, net:
Spare parts and expansion products	$—	3,946
Inventory reserves	—	(3,309)

	$—	637

Supplemental Cash Flow Information:

    During the third quarter of 1999, expenses for outside directors meeting fees of $15 were settled through the issuance of 4,852 shares of common stock of the Company. During the second quarter of 1999, expenses for outside directors meeting fees of $14 were settled through the issuance of 5,748 shares of common stock of the Company. During the first quarter of 1999, $75 of accrued payroll obligations, $15 of expenses for outside directors meeting fees and $79 of expenses for consulting fees were settled through the issuance of 70,499 shares of common stock of the Company.

4. Net Loss Per Share from Continuing Operations and Net Loss Per Share

    Net loss per share from continuing operations is computed by dividing net loss from continuing operations by the weighted average number of common shares outstanding during each period. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding each period. Potentially dilutive common shares are excluded from the calculation of net loss per share from continuing operations and net loss per share as their impact is antidilutive. Net loss per share from continuing operations and net loss per share do not include common stock options and warrants ultimately exercisable for the purchase of approximately 8,700,000 shares as of September 30, 1999.

5. Comprehensive Income (Loss)

    The Company has no significant comprehensive income (loss) items other than net loss.

6. Equity Transaction

    In July 1999, the Company sold 840,000 shares of the Company's common stock at a price of $2.50 per share to certain private investors. Such shares have not been registered by the Company and are subject to certain resale restrictions.

ITEM 2:
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
RESULTS OF OPERATIONS AND FINANCIAL CONDITION

General

    Throughout 1998 and the first nine months of 1999, the Company continued to focus its development efforts exclusively on storage system management software, the strategy it defined in 1997. The storage system management software architecture includes an entirely new generation of distributed file system and file-intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). No revenues were generated by TSMS through September 30, 1999, and the Company may not receive revenues from TSMS-based products during the remainder of 1999.

    The Company had historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications, principally running on Microsoft Windows NT® and Novell® NetWare®.

    On August 27, 1999, the Company sold all assets related to the server line of business (sometimes referred to as the "legacy business"), except for trade accounts receivable, to EFC Systems, Inc. ("EFC") in exchange for the assumption of all liabilities of the legacy business, except for any legacy business Year 2000 issue which the Company believes is not material. The sale of the legacy business resulted in a loss of $207,000, which was recorded during the third quarter of 1999. Pursuant to terms of the sale agreement, the Company may receive up to $200,000 of cash payments from EFC, contingent upon the level of the sales of Tricord server-related products and services from the date of sale through December 31, 2000.

    The Company has reported results of operations from the legacy business as discontinued operations for all periods presented.

    In July 1999, the Company effected a workforce reduction to streamline its operations. The reduction resulted in the severance of eleven employees primarily engaged in performing legacy business activities. The costs of the workforce reduction, which included severance payments and stock compensation charges totaling $339,000, have been included in the third quarter loss from discontinued operations. The Company expects this workforce reduction to have favorable effects on the costs of the Company in the fourth quarter of 1999.

    See "Certain Important Factors" at the end of this section for a discussion of forward looking statements.

Results of Operations

Research and Development

    Research and development expenses were $735,000 and $2,232,000, respectively, for the third quarter and nine months ended September 30, 1999, compared to $561,000 and $1,916,000, respectively, for the third quarter and nine months ended September 30, 1998, primarily due to continuing efforts to complete development of TSMS. These increases include $125,000 and $385,000, respectively, for the third quarter and first nine months of 1999 in non-cash stock compensation expense related to certain options granted and restricted stock issued in 1998. The Company anticipates that research and development costs will rise during 1999 compared to 1998 levels due to continuing TSMS development efforts.

Sales and Marketing

    Sales and marketing expenses increased to $461,000 and $2,179,000, respectively, for the third quarter and nine months ended September 30, 1999 from $77,000 and $623,000, respectively, for the third quarter and first nine months of 1998, primarily due to increases in personnel costs related to headcount additions and expenses related to marketing research and analysis for TSMS. These increases include $125,000 and $386,000, respectively, for the third quarter and first nine months of 1999 in non-cash stock compensation expense related to certain options granted and restricted stock issued in 1998. The Company currently anticipates that sales and marketing expenses will remain significantly higher during the remainder of 1999 compared to 1998 levels.

General and Administrative

    General and administrative expenses increased to $471,000 and $1,407,000, respectively, for the third quarter and nine months ended September 30, 1999 from $231,000 and $816,000, respectively, for the third quarter and first nine months of 1998, primarily due to an increase in personnel costs related to the December 1998 addition of the Company's Vice President and General Counsel and an increase in professional fees. These increased costs include non-cash compensation expense of $107,000 and $308,000, respectively, related to certain options granted and restricted stock issued in 1998. The Company currently anticipates that general and administrative expenses for 1999 will be greater than 1998 levels due to the factors described herein.

Liquidity and Capital Resources

    The aggregate net decrease in cash and cash equivalents during the first nine months of 1999 was $2,127,000, including $4,053,000 of cash used in operating activities due primarily to the net loss for the first nine months of 1999 (adjusted by $1,542,000 of non-cash stock compensation expense) and capital expenditures of $253,000, principally to acquire equipment for research and development efforts, partially offset by cash provided by the proceeds from private placement of $2,100,000 and stock option transactions of $79,000. The Company may purchase additional capital equipment, primarily for research and development, depending on the timing and specific requirements of a potential OEM or other strategic investment or alliance. The Company has no material commitments for the purchase of capital equipment.

    As of September 30, 1999, the Company had $4,088,000 in cash and cash equivalents. The Company believes that it will be able to manage its cash resources to continue operations for at least the next twelve months. However, should the Company incur additional increases in research and development costs and sales and marketing costs within the next twelve months, the Company may need to adjust its operating plans.

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

    As discussed above, the Company sold the net assets related to its legacy business to EFC in August 1999. The Company remains responsible for any legacy business Year 2000 issues. The Company has reviewed its software related to its legacy business and has completed a fix for the Year 2000 issue. The Company has made this fix available to its customers on its web site as has EFC on its web site. The Company has contacted as many of its legacy business customers as practicable.

    The Company has not yet released any TSMS-based products, but it intends to review and correct any Year 2000 issues, if necessary, prior to release to market of these products.

    Substantially all of the Company's Year 2000 efforts have been made using internal personnel, and, the costs associated with the Year 2000 assessment and corrections have not been, and currently are not anticipated to be, material to the Company. All such costs to date have been expensed as incurred.

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

Certain Important Factors

    This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of the Private Securities Reform Act of 1995. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact are deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

  •
  The Company has sold its legacy business and no additional funds, other than contingent consideration of up to $200,000 based on the buyer's sales through December 31, 2000, will be received to fund its ongoing TSMS development and marketing efforts. The Company intends to manage its current cash to fund its operations; however, continued aggressive product development and product introduction necessarily requires that the Company obtain additional funds from investors. The Company continues to pursue additional sources of capital, however, there can be no assurance that funds will be obtained.

  •
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

  •
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

  •
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

  •
  The Company continues to explore market opportunities for TSMS through OEM and other channels, and the failure to establish such relationships on acceptable terms could adversely affect the Company's ability to introduce and market TSMS-based products successfully.

  •
  To maintain its listing, the Company will need to maintain compliance with the Nasdaq SmallCap Market requirements.

  •
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

  •
  The Company's sales' lead time may be longer than most storage products due to the general market reluctance to accept new entrants and due to the sensitivity of the data on today's storage devices.

  •
  The Company will need to attract new team members and consultants and retain existing team members and consultants.

ITEM 3: QUANTITATIVE AND QUALITATIVE
DISCLOSURES ABOUT MARKET RISK

Financial Instruments

    The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or commercial paper. As of September 30, 1999, cash equivalents had an average maturity of less than three months. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would result in an annual interest income decrease of approximately $40,000.

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)
Exhibits

  27.1 Financial data schedule

(b)
Reports on Form 8-K

  On July 26, 1999, the Company filed a report on Form 8-K under Item 5, related to the closing of a round of financing raising $2.1 million in a private placement and the addition of a veteran chief financial officer to the management team. No financial statements were included as part of this filing.

  On August 27, 1999, the Company filed a report on Form 8-K under Item 5, related to the sale of its server hardware business to EFC Systems, Inc. of Nashville, TN. No financial statements were included as part of this filing.

SIGNATURE

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRICORD SYSTEMS, INC. (Registrant)
By:	/s/ JOHN J. MITCHAM John J. Mitcham, Chairman and Co-Chief Executive Officer
By:	/s/ JOHN F. GRIBI John F. Gribi, Vice President and Chief Financial Officer (Principal Financial Officer and Chief Accounting Officer)
Date: November 2, 1999

INDEX TO EXHIBITS

Exhibit Number		Page Number
27.1	Financial data schedule	16

QuickLinks

PART 1. FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

PART II. OTHER INFORMATION

SIGNATURE

INDEX TO EXHIBITS