Form 10-K405
period 1999-12-31
TRICORD SYSTEMS INC /DE/
filed 2000-03-30
CIK 837166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

    X         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
--------
                         SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999

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
                  Yes    X                    No
                       ------                     ------

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 24, 2000, 20,797,995 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the closing price as reported by the Nasdaq SmallCap Market System), excluding shares beneficially owned by directors and executive officers, was approximately $179,128,099.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Parts II and IV to the extent specific captions or pages are referred to herein. Portions of the proxy statement for the Annual Meeting of Stockholders to be held May 18, 2000 ("the Proxy Statement") are incorporated by reference in Part III, to the extent specific captions are referred to herein.

                                     PART I


ITEM 1.  BUSINESS

GENERAL

Throughout 1999 the Company continued to focus its development efforts exclusively on storage system management software, the strategy it defined in 1997. The storage system management software architecture includes an entirely new generation of distributed file system and file-intelligent input/output ("I/O") technology known as Tricord Storage Management Software ("TSMS"). No revenues were generated by TSMS for 1999, and the Company may or may not receive revenues from TSMS-based products in 2000.

The Company had historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications principally running on Microsoft Windows NT(R) and Novell(R) NetWare(R).

In August 1999, the Company sold all of its remaining assets related to the server line of business (sometimes referred to as the "legacy business"), except for existing trade accounts receivable, in exchange for the assumption of all liabilities of the legacy business, except Year 2000 issues relating to the legacy server business, which the Company believes are not material.

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


---------------------
* This Annual Report on Form 10-K includes trademarks of companies other than Tricord Systems, Inc.

The operational demands of businesses are not only increasing the complexity of storage management but are also increasing the demand for availability of more and more data, including web sites, email, eCommerce, production databases, data marts and support information. This rapidly growing demand creates new requirements that are not addressed adequately by today's storage products.

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

PRODUCTS UNDER DEVELOPMENT

The Company has responded to market requirements by developing intelligent storage management software using an advanced architecture. This software-based architecture, Tricord Storage Management Software ("TSMS"), incorporates the Tricord File System ("TFS") and file intelligent I/O technology. TSMS is based on the TFS and management interface software, user configuration tools, initialization tools and other networking software. TSMS can be specifically configured for potential Original Equipment Manufacturer ("OEM") storage products and other storage products distributed by the Company. TSMS technology and solutions support three distinct storage system environments - HOST-attached storage, Local Area Network ("LAN")-attached storage and Storage Area Network ("SAN")-attached storage and are platform independent. In all configurations, TSMS provides the ease of management and high availability of a storage pool of clustered storage systems.

The TSMS software will be positioned to enable storage products as follows:

- HOST-Attached Storage - premier high-end Redundant Array of Inexpensive Disks ("RAID") controller. Significant improvements in management, availability, expansion, investment protection and performance over conventional Intelligent RAID controllers.

- LAN-Attached Storage - premier workgroup, departmental and enterprise shared data servers. Significant improvements in management, availability, expansion, investment protection and performance over market leading LAN-attached storage solutions.

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

The Company believes that the TSMS approach to storage management will offer the following benefits:

- Easier management of attached storage because TSMS manages storage as a single filesystem for the system administrator to dynamically manage the allocation of physical storage in storage systems.

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

RESEARCH AND DEVELOPMENT

The Company performs all of its research and development activities at its headquarters in Plymouth, Minnesota. During 1999, 1998, and 1997, research and development expenses totaled approximately $3,442,000, $2,473,000 and $2,351,000, respectively. The Company currently anticipates that research and development costs will rise during 2000 as the Company continues to focus on the development of TSMS.

SALES AND DISTRIBUTION

The Company is pursuing OEM partners as well as other distribution channels. The most likely partners would be storage suppliers, computer system vendors, disk drive manufacturers and disk controller vendors. The Company would make available its technology and/or solutions to these partners who would then build it into storage solution offerings for their end users.

The Company believes that these types of partnerships will provide a rapid and cost-effective method for its technology and solutions to gain visibility and penetrate the storage market. The Company is also taking additional steps to increase the visibility of its technology and solutions by, among other things, demonstrating a working prototype of TSMS. Although a number of partners have expressed interest in the Company's technology and solutions, adoption requires a departure from existing technology plans by these partners.

COMPETITION

While the Company believes that its file intelligent I/O technology and the TSMS implementation have a significant lead in the marketplace, there are competitors in the area of specialized file systems, including Veritas Software Corporation ("Veritas"), CrosStor Software, Inc. and university projects. The Company expects that additional competitors may also be developing products that have not yet been announced. In addition, many of the same companies that represent potential partners also represent potential competitors in the event that one or more elect to develop and market their own products.

The Company knows of companies currently developing products in related areas that compete indirectly with the Company's products. For instance, Veritas sells storage management products for Windows NT and UNIX. These products are widely used and highly regarded in the industry. Veritas is also developing storage management products for Windows 2000.

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


MANUFACTURING AND SUPPORT

On August 27, 1999, the Company sold all of its remaining assets related to the server line of business (sometimes referred to as the "legacy business"), except for existing trade accounts receivable, to EFC Systems, Inc. ("EFC") in exchange for the assumption of all liabilities of the legacy business, excluding Year 2000 issues relating to the legacy server business, which the Company believes are not material. In July 1999, the Company effected a workforce reduction to streamline its operations. The reduction resulted in the severance of eleven employees engaged in performing legacy business activities. In connection with future product introductions, the Company will determine what level of manufacturing and/or support capability will be required.

INTELLECTUAL PROPERTY

The Company's intellectual property strategy is both a strength and a high priority. The Company currently has been granted one patent in the core distributed file system technology and has six U.S. patent applications pending with respect to its TSMS products. The Company intends to continue to broaden its TSMS patent application pool in 2000. There can be no assurance, however, that any of these patent applications will result in issued patents or that any such patents, if issued, will be held to be valid or will otherwise be of value to the Company. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its products. Despite these precautions, however, it may be possible for unauthorized third parties to copy aspects of the Company's products or technology or to obtain and use information that the Company regards as proprietary. In addition, the laws of some foreign countries do not protect proprietary rights in products and technology to the same extent as do the laws of the United States. Although the Company continues to implement protective measures and intends to defend its proprietary rights vigorously, there can be no assurance that these efforts will be successful, and the failure or inability of the Company to effectively protect its proprietary information could have an adverse effect on the Company's business.

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

TEAM MEMBERS

As of December 31, 1999, the Company had 26 full-time and 2 part-time team members, including 2 in marketing, 19 in research and development and technical support and 7 in corporate operations. In addition to these 28 team members, the Company also has contracted with four outside contractors to provide research and development expertise and are considered by the Company to be crucial to the success of TSMS development.

In March 2000, the Company named Joan Wrabetz as President and Chief Operating Officer. Ms. Wrabetz was most recently Vice President and General Manager for SAN operations at Storage Technology Corporation. Previously, Ms. Wrabetz was Vice President and Chief Technical Officer for the Company.

In February 2000, David Cabello, the Company's Vice President, Counsel and Secretary and Kathleen Clark, the Company's Vice President of Marketing, left the Company to pursue other interests.

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

YEAR 2000

Prior to January 2000, the Company evaluated its business and operational systems to ensure readiness for the Year 2000. As a result, the Company believes that all mission critical software and hardware was assessed, and if necessary, remedied to be ready for the Year 2000. All mission critical software and hardware has continued to function beyond January 1, 2000 without interruption.

Because substantially all of the Company's Year 2000 efforts were made using internal personnel, the costs associated with the Year 2000 assessment and corrections were not material to the Company. All such costs to date have been expressed as incurred.

The Company is responsible for all Year 2000 issues, if any, related to its server line of business sold to EFC. The Company has had no claims related to Year 2000 issues related to its server line of business.

CERTAIN IMPORTANT FACTORS

This Annual Report contains certain forward looking statements within the meaning of the Private Securities Reform Act of 1995. For this purpose, any statements contained in this Annual Report that are not statements of historical fact are deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

- Because of the sale of the legacy server business, the Company has no revenues to fund its ongoing TSMS product development and marketing operations. During 2000, continued product development and product introduction necessarily requires that the Company obtain additional funds from investors. The Company is pursuing additional investors, however, there can be no assurance that funds will be obtained on acceptable terms or at all, and the failure to obtain such additional funds would have a material adverse effect on the Company.

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

- The market for distributed file system products for the Windows NT and UNIX environment is new and developing. The Company believes that its future success will depend upon the growth in demand for attached storage. In addition, the Company's success is dependent upon its ability to develop, test and release products for this market on a timely basis.

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

- The Company currently intends to market its TSMS through OEM and other distribution channels, and the failure to establish such relationships on acceptable terms or develop other distribution channels could adversely affect the Company's ability to introduce and market TSMS-based products successfully.

- The Company will need to maintain compliance with the Nasdaq SmallCap Market requirements.

- Many of the Company's potential competitors in the market for UNIX and Windows NT storage products are the same companies that represent potential partners. The Company's ability to introduce and market its technology and solutions could be adversely affected if one or more of these competitors elects to develop and market its own products. Additionally, the Company's ability to market its technology and solutions will necessarily require the endorsement of industry leaders if the Company's products are to gain wide-scale acceptance by the industry.

- The Company's sales lead time may be longer than most storage products due to the general market reluctance to accept new entrants and due to the sensitivity of the data on today's storage devices.

- The Company will need to attract new team members and consultants and retain existing team members and consultants.

ITEM 2.       PROPERTIES

The Company's principal administrative, sales, and research and development activities are performed in its 14,834 square foot headquarters facility in Plymouth, Minnesota. The Company first occupied this facility in August 1997. The lease for this facility expires in August 2000. The Company's lease payments are approximately $6,000 monthly with an additional approximately $6,000 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes. In February, 2000, the Company agreed to a two year extension of its headquarters facility lease, which will expire in August 2002. The Company's lease payments beginning September 2000 will be approximately $11,000 monthly with an additional $6,000 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes.

The Company opened a 4,000 square foot marketing office in Houston, Texas in January 1999. The lease for this facility expires in January 2002. The Company's lease payments are approximately $7,000 monthly, which include the Company's pro rata share of the lessor's operating costs, including real estate taxes. The lease is cancelable but provides that lease payments will continue for a minimum of two years. The Company discontinued using this facility at the end of December 1999 and is attempting to sublease the office space.

The Company has no other facilities in the U.S. or any foreign countries.


ITEM 3.       LEGAL PROCEEDINGS

During 1997, a dispute occurred between the Company and Novell, Inc. ("Novell") regarding alleged royalties owed by the Company to Novell with respect to Novell's software that the Company disposed of when such software could not be sold. The Company had entered into an OEM agreement with Novell, pursuant to which the Company purchased Novell's software that was to be installed on the Company's servers. The Company paid Novell $100,000 in advance royalties pursuant to the OEM agreement. The Company's sales of Novell's software did not result in royalties in excess of this advance royalty payment, and the Company disposed of the remaining Novell software. Novell had requested that the Company pay royalties of approximately $800,000 on the software it disposed of. The Company had informed Novell that it did not owe royalties on the disposed software because the OEM agreement only provided for the payment of royalties on the sale of the software shipped for use with the Company's servers.

During 1998, an additional dispute arose between the Company and Novell regarding the return to the Company of five multi-processing enterprise server units originally sent to Novell under the OEM agreement, along with certain other computer hardware equipment provided to Novell. In addition, the Company had claimed damages due to alleged defects in Novell's software product. Both the Company and Novell commenced legal action by filing complaints regarding these disputes.

In June 1999, the Company entered into a mediation settlement with Novell to settle the disputes discussed above. The terms of the settlement will remain confidential, but the resolution of this dispute had no material adverse effect on the Company's financial position, results of operations or liquidity.


ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There was no matter submitted to a vote of security holders during the fourth quarter of 1999.


ITEM 4A.      EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 30, 2000 are as follows:

         Name               Age                     Position
         ----               ---                     --------
John J. Mitcham             59        Chairman and Co-Chief Executive Officer

Rod Canion                  55        Co-Chief Executive Officer

Joan M. Wrabetz             40        President and Chief Operating Officer

Dr. Alexander H. Frey       66        Senior Vice President and
                                      Chief Technical Officer

John F. Gribi               59        Vice President and Chief Financial Officer

Charles E. Pearsall         57        Vice President, Engineering


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

Mr. Canion has served as the Company's Co-Chief Executive Officer since May
1999.

Since 1992, Mr. Canion has been involved in the technology industry as a board member of various technology companies. Mr. Canion is a co-founder of Compaq Computer Corporation and served as its Chief Executive Officer from 1982 to 1992.

Ms. Wrabetz joined the Company in March 2000 as President and Chief Operating Officer. From February 1998 to February 2000, Ms. Wrabetz was Vice President and General Manager for SAN operations at Storage Technology Corporation. From December 1995 to February 1998, Ms. Wrabetz served in various executive positions with the Company, the last being Vice President and Chief Technical Officer.

Dr. Frey has served as the Company's Senior Vice President and Chief Technical Officer since December 1998 and as Vice President, Architecture from October 1996 to December 1998. From 1991 to 1996, Dr. Frey was CEO and Chief Technology officer of Reliable Distributed Information Corporation. Prior to 1991, Dr. Frey served in various technical and management positions with IBM Corporation.

Mr. Gribi has served as the Company's Vice President and Chief Financial Officer since July 1999. From 1990 to July 1999, Mr. Gribi performed various consulting assignments in the technology industry. Mr. Gribi served as Chief Financial Officer of Compaq Computer Corporation from 1982 to 1990.

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

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information under the caption "Investor Information" of the Company's 1999 Annual Report to Stockholders ("the Annual Report").

In July 1999, the Company received $2,100,000 from a private placement to certain investors of 840,000 shares of common stock at a price of $2.50 per share. The sales of common stock and warrants in connection with such private investment were made in reliance on the exemptions from registration under the Securities Act of 1933 provided by Regulation D and Section 4(2) thereunder. With respect to such reliance, certain inquiries were made by the Company and certain representations and warranties were received by the investors to establish that such exemptions were available.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of its independent accountants are incorporated by reference to pages 12 through 29 of the Annual Report.

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

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(A) DOCUMENTS FILED WITH REPORT

         1.       Financial Statements

                  The following Financial Statements and Report of Independent Accountants are incorporated by reference to pages 12 through 28 of the Annual Report.

                    Report of Independent Accountants.

                    Consolidated Statements of Operations - Years Ended December 31, 1999, 1998 and 1997.

                    Consolidated Balance Sheets - December 31, 1999 and 1998.

                    Consolidated Statements of Cash Flows - Years Ended December 31, 1999, 1998 and 1997.

                    Consolidated Statements of Stockholders' Equity - Years Ended December 31, 1999, 1998 and 1997.

                    Notes to Consolidated Financial Statements.


         2.       Financial Statement Schedule

                  The following financial statement schedule and report of independent accountants thereon should be read in conjunction with the consolidated financial statements and the notes thereto referred to above.

                                                                            Page
                    Report of Independent Accountants....................    16
                    Schedule II - Valuation and Qualifying Accounts......    17

         3.       Exhibits

                  The Exhibits to this Report are listed in the Exhibit Index on pages 19 to 20 below.

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

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

                  1.  Employment Agreement, dated May 2, 1995, between the
                        Company and John J. Mitcham. (a)
                  2.  Change in Control Agreement, dated September 13,
                        1996, between the Company and Charles E. Pearsall. (b)
                  3.  Restricted Stock Agreement, dated November 3, 1998,
                        between the Company and Alexander H. Frey. (c)
                  4.  Restricted Stock Agreement, dated December 7,
                        1998, between the Company and Jon W. Flower. (c)
                  5.  Restricted Stock Agreement, dated December 7,
                        1998, between the Company and J. David Cabello. (c)
                  6.  Restricted Stock Agreement, dated December 7, 1998,
                        between the Company and Kathleen H. Clark. (c)
                  7.  1998 Stock Incentive Plan, as amended effective
                        January 30, 1999. (c)
                  8.  1998 Non-Employee Director Stock Plan, as amended
                        effective January 30, 1999. (c)
                  9.  Employment Letter, dated March 1, 2000, between the
                        Company and Joan M. Wrabetz. (d)

                     -----------------------------------------------------------

                  (a)  Incorporated by reference from the exhibits to the
                         Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1995 (File No. 0-21366).
                  (b)  Incorporated by reference from the exhibits to the
                         Company's Annual Report on Form 10-K for the year ended December 31, 1997.
                  (c)  Incorporated by reference from the exhibits to the
                         Company's Annual Report on Form 10-K for the year ended December 31, 1998.
                  (d)  Filed herewith.

(B) REPORTS ON FORM 8-K

                  On August 4, 1999, the Company filed a report on Form 8-K under Item 5, related to the sale of the Company's common stock to a group of private investors effective July 26, 1999. No financial statements were included as part of this filing.

                  On September 23, 1999, the Company filed a report on Form 8-K under Item 5, related to the sale of the Company's server hardware business to EFC Systems of Nashville, Tennessee. No financial statements were included as part of this filing.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Tricord Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated February 17, 2000, appearing in the 1999 Annual Report to Stockholders of Tricord Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.






                                             PricewaterhouseCoopers LLP


Minneapolis, Minnesota
February 17, 2000

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997



(in thousands)

                                                            Balance at           Additions         Deductions          Balance
                                                           Beginning of          Charged to           from            at End of
                         Description                          Period              Expense           Allowance          Period
--------------------------------------------------       ----------------     ---------------     -------------     ------------

Year ended December 31, 1999
        Allowance for doubtful accounts (deducted
        from accounts receivable)                             $   679               (22)(1)             (657)               -

        Inventory obsolescence reserve (deducted
        from inventory)                                         3,259                  -              (3,259)               -


Year ended December 31, 1998
        Allowance for doubtful accounts (deducted
        from accounts receivable)                               1,213              (142)(1)             (392)             679

        Inventory obsolescence reserve (deducted
        from inventory)                                         6,018                21               (2,780)           3,259


Year ended December 31, 1997
        Allowance for doubtful accounts (deducted
        from accounts receivable)                               2,844              (455)              (1,176)           1,213

        Inventory obsolescence reserve (deducted
        from inventory)                                         7,330             1,818               (3,130)           6,018



Notes:
  (1)   Relates to a reduction in the allowance.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 30, 2000.


                                         TRICORD SYSTEMS, INC.

                                         By /s/ John J. Mitcham
                                         John J. Mitcham
                                         Chairman and Co-Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 30, 1999.

         Signatures                                   Title


/s/ John J. Mitcham                          Chairman of the Board and
----------------------------                 Co-Chief Executive Officer
    John J. Mitcham                          (Principal Executive Officer)
                                             and Director

/s/ John F. Gribi.                           Vice President and Chief Financial
----------------------------                 Officer (Principal Financial and
    John F. Gribi                            Accounting Officer)


/s/ Yuval Almog                              Director
----------------------------
    Yuval Almog


/s/ Tom R. Dillon                            Director
----------------------------
    Tom R. Dillon


/s/ Donald L. Lucas                          Director
----------------------------
    Donald L. Lucas


/s/ Fred G. Moore                            Director
----------------------------
    Fred G. Moore

                              TRICORD SYSTEMS, INC.
                              ---------------------

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 1999
                              ---------------------


 ITEM                                                                                       PAGE
NUMBER                                  ITEM                                               NUMBER
------                                  ----                                               ------
 3.1               Certificate of Incorporation (a)
 3.2               Amendment to Certificate of Incorporation, dated
                     March 29, 1999 (i)
 3.3               Bylaws (a)
 4.1               Rights Agreement (e)
 4.2               Amendment to Rights Agreement, dated January 30,
                     1999, between the Company and Norwest Bank
                     Minnesota, N.A. (h)
10.1               Form of Indemnification Agreement (a)
10.2               Warrants of the Company, dated December 18, 1992,
                     issued to Sequent Computer Systems, Inc. (a)
10.3               1994 Employee Stock Purchase Plan (b)
10.4               1995 Stock Incentive Plan (c)
10.5               Employment Agreement, dated May 2, 1995, between
                     the Company and John J. Mitcham (d)
10.6               Change of Control Agreement, dated September 13, 1996,
                     between the Company and Charles E. Pearsall (f)
10.7               Restricted Stock Agreement, dated November 3, 1998,
                     between the Company and Alexander H. Frey (h)
10.8               Restricted Stock Agreement, dated December 7, 1998,
                     between the Company and Jon W. Flower (h)
10.9               Restricted Stock Agreement, dated December 7, 1998,
                     between the Company and J. David Cabello (h)
10.10              Restricted Stock Agreement, dated December 7, 1998,
                     between the Company and Kathleen H. Clark (h)
10.11              Stock Purchase Agreement, dated December 7, 1998,
                     by and among the Company and the Purchasers (g)
10.12              1998 Stock Incentive Plan, as amended effective
                     January 30, 1999 (h)
10.13              1998 Non-Employee Director Stock Plan, as amended
                     effective January 30, 1999 (h)
10.14              Lease Agreement, dated July 28, 1997, between the
                     Company and Liberty Property Limited Partnership (f)
10.15              Stock Purchase Agreement, dated July 23, 1999,
                     by and among the Company and the Purchasers (j)



 ITEM                                                                                       PAGE
NUMBER                                  ITEM                                               NUMBER
------                                  ----                                               ------
10.16              Amendment to Lease Agreement, dated February 10,
                     2000, between the Company and Liberty Property
                     Limited Partnership (j)
10.17              Employment Agreement, dated March 1, 2000, between
                     the Company and Joan M. Wrabetz (j)
13.1               Annual Report to Stockholders for the year ended
                     December 31, 1999 (to be deemed filed only to the
                     extent required by the instructions to exhibits
                     for reports on Form 10-K) (j)




 ITEM                                                                                       PAGE
NUMBER                                  ITEM                                               NUMBER
------                                  ----                                               ------
21.1               Subsidiaries of the Company (j)
23.1               Consent of Independent Accountants (j)
27.1               Financial Data Schedule (j)


--------------------------------------------------------------------------------

(a) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-1 (File No. 33-48733).
(b) Incorporated by reference to the exhibits to the Company's Registration Statement on Form S-8 (File No. 33-76532).
(c) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1994.
(d) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1995 (File No. 0-21366).
(e) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1995.
(f) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1997.
(g) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K, dated December 15, 1998 (File No. 0-21366).
(h) Filed in connection with Annual report on Form 10-K for the year Ended December 31, 1998.
(i) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1999 (File No. 0-21366).
(j)   Filed herewith.