Form 10-Q
period 2000-03-31
TRICORD SYSTEMS INC /DE/
filed 2000-05-11
CIK 837166

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q



  (Mark one)


      X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
-----------       OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

-----------       Transition Report Pursuant to Section 13 or 15(D)
                  of the Securities Exchange Act of 1934

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


          2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA 55441
          -------------------------------------------------------------
             (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)       (ZIP CODE)

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

          YES    X            NO
              -------             -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                         OUTSTANDING AT
     CLASS                                               APRIL 30, 2000
     -----                                               --------------
 Common Stock,
 $0.01 par value                                           24,258,236
================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                     Three Months Ended March 31,
                                                                               ------------------------------------------
(In thousands, except per share data)                                                 2000                   1999
                                                                               --------------------   -------------------

Operating expenses:
     Research and development                                                $               1,240                   711
     Sales and marketing                                                                       375                 1,012
     General and administrative                                                                654                   514
                                                                               --------------------   -------------------
                                                                                             2,269                 2,237
                                                                               --------------------   -------------------

        Operating loss                                                                      (2,269)               (2,237)
                                                                               --------------------   -------------------
Other income (expense):
     Interest, net                                                                              34                    66
     Other, net                                                                                 (2)                   11
                                                                               --------------------   -------------------
                                                                                                32                    77
                                                                               --------------------   -------------------

        Loss from continuing operations                                                     (2,237)               (2,160)
                                                                               --------------------   -------------------
Discontinued operations:
     Income from operations of legacy server business                                            -                   322
     Gain on disposal of legacy server business                                                 44                     -
                                                                               --------------------   -------------------

        Income from discontinued operations                                                     44                   322
                                                                               --------------------   -------------------

        Net loss                                                             $              (2,193)               (1,838)
                                                                               ====================   ===================
        Loss per share from continuing
           operations - basic and diluted                                    $               (0.11)                (0.12)
                                                                               ====================   ===================

        Income per share from discontinued
           operations - basic and diluted                                    $                   -                  0.02
                                                                               ====================   ===================

        Net loss per share - basic and diluted                               $               (0.11)                (0.10)
                                                                               ====================   ===================

        Weighted average common shares outstanding
           - basic and diluted                                                              20,373                18,897
                                                                               ====================   ===================


          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                             March 31,               December 31,
(In thousands, except per share data)                                           2000                     1999
                                                                         -------------------      -------------------
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                         $              2,778                    3,082
     Other current assets                                                                41                       73
                                                                         -------------------      -------------------
        Total current assets                                                          2,819                    3,155

Equipment and improvements, net                                                         287                      277
                                                                         -------------------      -------------------

        Total Assets                                                   $              3,106                    3,432
                                                                         ===================      ===================



                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $                127                       98
     Accrued payroll, benefits and related taxes                                        297                      306
     Other accrued expenses                                                             195                      126
                                                                         -------------------      -------------------
        Total current liabilities                                                       619                      530

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares
        authorized, 20,973 and 20,169 shares
        issued and outstanding                                                          210                      202
     Additional paid-in capital                                                      93,238                   91,277
     Unearned stock compensation                                                     (4,864)                  (4,673)
     Accumulated deficit                                                            (86,097)                 (83,904)
                                                                         -------------------      -------------------
        Total stockholders' equity                                                    2,487                    2,902
                                                                         -------------------      -------------------


        Total Liabilities and Stockholders' Equity                     $              3,106                    3,432
                                                                         ===================      ===================


          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three Months Ended March 31,
                                                                          ---------------------------------------------
(In thousands)                                                                   2000                     1999
                                                                          --------------------     --------------------

Cash flows from operating activities:
     Net loss                                                              $           (2,193)                  (1,838)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock compensation                                                                772                      405
        Depreciation and amortization                                                      49                       58
        Other                                                                              12                       75
        Changes in operating assets and liabilities:
           Accounts receivable                                                              -                       19
           Inventories                                                                      -                      124
           Other current assets                                                            32                      (31)
           Accounts payable                                                                29                       47
           Accrued payroll, benefits and related taxes                                     (9)                     (45)
           Deferred revenue                                                                 -                     (169)
           Other accrued expenses                                                          69                      (54)
                                                                          --------------------     --------------------
              Net cash used in operating activities                                    (1,239)                  (1,409)
                                                                          --------------------     --------------------
Cash flows from investing activities:
     Capital expenditures                                                                 (59)                    (165)
                                                                          --------------------     --------------------
              Net cash used in investing activities                                       (59)                    (165)
                                                                          --------------------     --------------------
Cash flows from financing activities:
     Stock option and warrant transactions                                                994                        -
                                                                          --------------------     --------------------
              Net cash provided by financing activities                                   994                        -
                                                                          --------------------     --------------------
Net decrease in cash and cash equivalents                                                (304)                  (1,574)
Cash and cash equivalents at beginning of period                                        3,082                    6,215
                                                                          --------------------     --------------------

Cash and cash equivalents at end of period                                 $          $ 2,778                    4,641
                                                                          ====================     ====================



          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at March 31, 2000, and of consolidated results of operations and cash flows for the interim periods ended March 31, 2000 and 1999. The results of operations of the server segment of the business are reported as discontinued operations for all periods presented (see
Note 2). Tricord Systems, Inc. (the "Company") now operates as a single segment. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included in the Company's 1999 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. SALE OF ASSETS AND DISCONTINUED OPERATIONS

In August 1999, the Company sold all remaining assets related to the server line of business (sometimes referred to as the "legacy business"). The Company has reported results of operations of the legacy business as discontinued operations for all periods presented. Revenues from the legacy server business included in discontinued operations for the three months ended March 31, 1999 were $591.

Terms of the asset sale require the buyer to pay the Company up to $200 of additional cash consideration based upon levels of revenues generated from the legacy business through December 31, 2000. During the quarter ended March 31, 2000, the Company received $44 of such additional consideration, which has been reported as a gain on disposal of legacy server business.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

During the first quarter of 2000, expenses for outside directors meeting fees of $12 were settled through the issuance of 2,560 shares of common stock of the Company.

4. INCOME (LOSS) PER SHARE

Loss per share from continuing operations is computed by dividing loss from continuing operations by the weighted average number of common shares outstanding during each period. Income per share from discontinued operations is computed by dividing income from discontinued operations by the weighted average number of common shares outstanding during each period. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of loss per share from continuing operations and net loss per share as their impact is antidilutive. Loss per share from continuing operations and net loss per share do not include common stock options and warrants ultimately exercisable for the purchase of approximately 8,400,000 shares as of March 31, 2000.


5. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.


6. SUBSEQUENT EVENT - EQUITY TRANSACTION

In April 2000, the Company sold 3,250,000 shares of common stock at a price of $8.00 per share to certain private investors. Such shares have not been registered by the Company and are subject to certain resale restrictions. The Company is required to register such shares on or before September 15, 2000.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

For the first three months of 2000, the Company continued to focus its development efforts on storage system management software, the strategy it adopted in 1997. In addition, the Company began a focused effort to define and implement a new line of server appliance products that incorporates the storage systems management software. The storage system management software architecture includes distributed file system and file-intelligent I/O ("input/output") technology known as Tricord Storage Management Software ("TSMS"). Before 1997, the Company focused its efforts in the data storage marketplace by designing, manufacturing and selling enterprise servers that were used to support computer programs that were used with Microsoft Windows NT(R), Unix and Novell(R) NetWare(R). In 1997 the Company changed its strategy to focus on developing software that would be used to manage data storage. In August 1999, the Company sold the last of its assets that were used in the enterprise server business, and the Company is now focused exclusively on developing storage system management software. Because these products are currently under development, the Company has not yet generated any revenues from the sale of these products.

See "Certain Important Factors" at the end of this section for a discussion of forward looking statements.


RESULTS OF OPERATIONS

Research and Development

Research and development expenses increased to $1,240,000 for the quarter ended March 31, 2000, compared to $711,000 for the quarter ended March 31, 1999, primarily due to continuing efforts to complete development of TSMS and an increase in non-cash stock compensation charges related to non-employee contractor options. The Company anticipates that research and development costs will rise during the remainder of 2000 compared to 1999 levels, due to continuing TSMS development efforts.

Sales and Marketing

Sales and marketing expenses decreased to $375,000 for the quarter ended March 31, 2000 from $1,012,000 for the quarter ended March 31, 1999, primarily due to lower expenses related to marketing research and analysis for TSMS. The Company currently anticipates that sales and marketing expenses will increase significantly during the remainder of 2000 compared to 1999 levels, due to the Company's plans to bring to market a line of products in the server appliance category.

General and Administrative

General and administrative expenses increased to $654,000 for the quarter ended March 31, 2000 from $514,000 for the quarter ended March 31, 1999, primarily due to an increase in personnel costs related to an increase in team members and an increase in non-cash stock compensation charges related to non-employee contractor options. The Company currently anticipates that general and administrative expenses for 2000 will continue to be greater than 1999 levels due to the factors described herein.


LIQUIDITY AND CAPITAL RESOURCES

The aggregate net decrease in cash and cash equivalents during the first three months of 2000 was $304,000, including $1,239,000 of cash used in operating activities, due primarily to the net loss for the first three months of 2000 partially offset by $772,000 of non-cash stock compensation expense. Cash provided by financing activities reflects $994,000 received from the exercise of stock options and warrants during the quarter ended March 31, 2000. The Company used $59,000 of cash in investing activities due to acquisitions of equipment. The Company believes that purchases of capital equipment will increase during the remainder of 2000, due to the Company's plans to bring to market a line of products in the server appliance category. The Company has no material commitments for the purchase of capital equipment.

As of March 31, 2000, the Company had $2,778,000 in cash and cash equivalents. On April 17, 2000, the Company closed a private placement of 3,250,000 shares of common stock which generated $26 million of gross proceeds to the Company. Net proceeds of this equity financing were approximately $24.4 million. The Company believes that its existing cash and cash equivalents, together with the funds received from the April 2000 private placement, will be sufficient to fund its operations for at least the next twelve months.


YEAR 2000

The Company is responsible for all Year 2000 issues, if any, related to its server line of business, which the Company sold in August 1999. The Company has had no claims related to Year 2000 issues related to its server line of business, although there can be no assurance that claims will not be asserted in the future.


CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains certain forward looking statements within the meaning of federal and state securities laws. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact are deemed to be forward looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

     - The market window for the Company's products is limited inasmuch as many competitors with established brand identity are beginning to enter the market with products that will be positioned against the Company's products. Although the Company believes that its technology is superior, establishing product distribution channels may impede the Company's product introduction and market acceptance.

     - The market for distributed file system products for the network attached storage environment is new and developing. The Company believes that its future success will depend upon the continued growth and acceptance of the Linux operating system and the growth in demand for attached storage. In addition, the Company's success is dependent upon its ability to develop, test and release products for this market on a timely basis.

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

     - The Company will need to develop a brand identity and credibility for its products and technology and the failure to do so could limit wide-sale acceptance by the industry. Also, the Company's sales lead time may be longer than most storage products due to the general market reluctance to accept new entrants and due to the sensitivity of the data on today's storage devices.

     - The Company will need to attract new team members and consultants and retain existing team members and consultants.

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or commercial paper. As of March 31, 2000, cash equivalents had an average maturity of less than three months. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would result in an annual interest income decrease of approximately $35,000.

                           PART II. OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1  Financial data schedule

(b)  Reports on Form 8-K

     On April 21, 1999, the Company filed a report on Form 8-K under Item 5, related to the closing of a round of financing raising $26.0 million in a private placement. No financial statements were included as part of that filing on Form 8-K.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRICORD SYSTEMS, INC.

                                  (REGISTRANT)



                             By: /s/ John J. Mitcham
                                 -------------------
                                  John J. Mitcham, Chairman and
                                  Co-Chief Executive Officer


                             By: /s/ John F. Gribi
                                 -----------------
                                 John F. Gribi, Vice President
                                 and Chief Financial Officer
                                 (Principal Financial Officer and
                                  Chief Accounting Officer)

                             Date:  May 11, 2000

                                INDEX TO EXHIBITS


Exhibit                                                                    Page
Number                                                                    Number
-------                                                                   ------

 27.1       Financial data schedule                                         13