Form 10-Q
period 2000-06-30
TRICORD SYSTEMS INC /DE/
filed 2000-08-10
CIK 837166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q
(Mark one)
    X           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
----------      OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

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

                  YES          X                     NO
                           ---------                            -------
     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.
                                                      OUTSTANDING AT
                  CLASS                                 JULY 31, 2000
              Common Stock,
             $0.01 par value                             24,277,882

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)


                                                                Three Months Ended June 30,           Six Months Ended June 30,
                                                            ----------------------------------   ---------------------------------
(In thousands, except per share data)                             2000              1999               2000             1999
                                                            ----------------   ---------------   ----------------  ---------------


Operating expenses:
     Research and development                              $          1,655               786              2,895            1,497
     Sales and marketing                                                762               706              1,137            1,718
     General and administrative                                         986               422              1,640              936
                                                            ----------------   ---------------   ----------------  ---------------
                                                                      3,403             1,914              5,672            4,151
                                                            ----------------   ---------------   ----------------  ---------------

        Operating loss                                               (3,403)           (1,914)            (5,672)          (4,151)
                                                            ----------------   ---------------   ----------------  ---------------

Other income (expense):
     Interest, net                                                      258                50                292              116
     Other, net                                                          (1)               13                 (3)              24
                                                            ----------------   ---------------   ----------------  ---------------
                                                                        257                63                289              140
                                                            ----------------   ---------------   ----------------  ---------------

        Loss from continuing operations                              (3,146)           (1,851)            (5,383)          (4,011)
                                                            ----------------   ---------------   ----------------  ---------------

Discontinued operations:
     Income from operations of legacy server business                   -                 152                -                474
     Gain on disposal of legacy server business                          40               -                   84              -
                                                            ----------------   ---------------   ----------------  ---------------

        Income from discontinued operations                              40               152                 84              474
                                                            ----------------   ---------------   ----------------  ---------------

       Net loss                                            $         (3,106)           (1,699)            (5,299)          (3,537)
                                                            ================   ===============   ================  ===============

        Loss per share from continuing
           operations - basic and diluted                  $          (0.13)            (0.10)             (0.24)           (0.21)
                                                            ================   ===============   ================  ===============

        Income per share from discontinued
           operations - basic and diluted                  $            -                0.01                -               0.02
                                                            ================   ===============   ================  ===============

        Net loss per share - basic and diluted             $          (0.13)            (0.09)             (0.24)           (0.19)
                                                            ================   ===============   ================  ===============

        Weighted average common shares outstanding
           - basic and diluted                                       23,793            19,061             22,084           19,024
                                                            ================   ===============   ================  ===============


          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS
                                                                              June 30,               December 31,
(In thousands, except per share data)                                           2000                     1999
                                                                         -------------------      -------------------
                                                                             (unaudited)

Current assets:
     Cash and cash equivalents                                         $             24,891                    3,082
     Other current assets                                                               245                       73
                                                                         -------------------      -------------------
        Total current assets                                                         25,136                    3,155

Equipment and improvements, net                                                         642                      277
                                                                         -------------------      -------------------

        Total Assets                                                   $             25,778                    3,432
                                                                         ===================      ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                  $                298                       98
     Accrued payroll, benefits and related taxes                                        458                      306
     Other accrued expenses                                                             187                      126
                                                                         -------------------      -------------------
        Total current liabilities                                                       943                      530

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares
        authorized, 24,266 and 20,169 shares
        issued and outstanding                                                          243                      202
     Additional paid-in capital                                                     117,460                   91,277
     Unearned stock compensation                                                     (3,665)                  (4,673)
     Accumulated deficit                                                            (89,203)                 (83,904)
                                                                         -------------------      -------------------
        Total stockholders' equity                                                   24,835                    2,902
                                                                         -------------------      -------------------

        Total Liabilities and Stockholders' Equity                     $             25,778                    3,432
                                                                         ===================      ===================


          See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                   Six Months Ended June 30,
                                                                          ---------------------------------------------
(In thousands)                                                                   2000                     1999
                                                                          --------------------     --------------------

Cash flows from operating activities:
     Net loss                                                                        $ (5,299)                  (3,537)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock compensation                                                              1,775                      780
        Depreciation and amortization                                                     111                      115
        Other                                                                              40                      (38)
        Changes in operating assets and liabilities:
           Accounts receivable                                                              -                       92
           Inventories                                                                      -                      261
           Other current assets                                                          (172)                       4
           Accounts payable                                                               200                      (11)
           Accrued payroll, benefits and related taxes                                    152                        1
           Deferred revenue                                                                 -                     (311)
           Other accrued expenses                                                          61                     (102)
                                                                          --------------------     --------------------
              Net cash used in operating activities                                    (3,132)                  (2,746)
                                                                          --------------------     --------------------
Cash flows from investing activities:
     Capital expenditures                                                                (476)                    (235)
                                                                          --------------------     --------------------
              Net cash used in investing activities                                      (476)                    (235)
                                                                          --------------------     --------------------
Cash flows from financing activities:
     Proceeds from private placement                                                   24,378                        -
     Stock option and warrant transactions                                              1,039                       25
                                                                          --------------------     --------------------
              Net cash provided by financing activities                                25,417                       25
                                                                          --------------------     --------------------
Net decrease in cash and cash equivalents                                              21,809                   (2,956)
Cash and cash equivalents at beginning of period                                        3,082                    6,215
                                                                          --------------------     --------------------

Cash and cash equivalents at end of period                                           $ 24,891                    3,259
                                                                          ====================     ====================


 See accompanying notes to consolidated financial statements.

                              TRICORD SYSTEMS, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim consolidated statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the consolidated financial position at June 30, 2000, and of consolidated results of operations and cash flows for the interim periods ended June 30, 2000 and 1999. The results of operations of the server segment of the business are reported as discontinued operations for all periods presented (see
Note 2). Tricord Systems, Inc. (the "Company") now operates as a single segment. The unaudited consolidated financial statements should be read in conjunction with the Company's audited consolidated financial statements for the year ended December 31, 1999, which were included in the Company's 1999 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. SALE OF ASSETS AND DISCONTINUED OPERATIONS

In August 1999, the Company sold all remaining assets related to the server line of business (sometimes referred to as the "legacy business"). The Company has reported results of operations of the legacy business as discontinued operations for all periods presented. Revenues from the legacy server business included in discontinued operations for the three months and six months ended June 30, 1999 were $374 and $965, respectively.

Terms of the asset sale require the buyer to pay the Company up to $200 of additional cash consideration based upon levels of revenues generated from the legacy business through December 31, 2000. For the three months and six months ended June 30, 2000, the Company received $40 and $84, respectively, of such additional consideration, which has been reported as a gain on disposal of legacy server business.

3.  SUPPLEMENTAL CASH FLOW INFORMATION

During the second quarter of 2000, expenses for outside directors meeting fees of $28 were settled through the issuance of 2,920 of shares of common stock of the Company. During the first quarter of 2000, expenses for outside directors meeting fees of $12 were settled through the issuance of 2,560 shares of common stock of the Company.

4. INCOME (LOSS) PER SHARE

Loss per share from continuing operations is computed by dividing loss from continuing operations by the weighted average number of common shares outstanding during each period. Income per share from discontinued operations is computed by dividing income from discontinued operations by the weighted average number of common shares outstanding during each period. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of loss per share from continuing operations and net loss per share as their impact is antidilutive. Loss per share from continuing operations and net loss per share do not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 10,100,000 shares for the three and six month periods ended June 30, 2000 and approximately 8,900,000 shares for the three and six month periods ended June 30, 1999.

5. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

6. EQUITY TRANSACTION

In April 2000, the Company sold 3,250,000 shares of common stock at a price of $8.00 per share to certain private investors. On July 26, 2000, pursuant to registration rights granted to these and other private placement investors, the Company filed a preliminary Registration Statement under Form S-3 to register these and other shares issued in private placements for resale in the public markets. The foregoing Registration Statement was declared effective by the Securities and Exchange Commission on August 10, 2000.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company is in the business of providing server appliances with data storage management software. Currently, the Company is developing server and storage appliances for the ISP (Internet Service Provider)/ASP (Application Service Provider)/SSP (Storage Service Provider), applications and general file serving marketplaces. Before 1997, the Company focused its efforts on designing, manufacturing and selling enterprise servers that were used to support computer programs that were used with Microsoft Windows NT(R), Novell(R) NetWare(R) and Unix. In 1997, the Company changed its strategy to focus on developing software (Tricord Storage Management Software or "TSMS") used to manage data storage. In August 1999, the Company sold the last of its assets that were used in developing and manufacturing enterprise servers, and the Company is now focused exclusively on developing software technology for storage management and products based on that technology. Because these products are currently under development, the Company has not yet generated any revenues from the sale of these products.

See "Certain Important Factors" at the end of this section for a discussion of risks and uncertainties related to forward looking statements.


RESULTS OF OPERATIONS

Research and Development

Research and development expenses increased to $1,655,000 and $2,895,000, respectively, for the second quarter and six months ended June 30, 2000, from $786,000 and $1,497,000, respectively, for the second quarter and six months ended June 30, 1999, primarily due to continuing efforts to complete development of TSMS and an increase in non-cash stock-related compensation expense (see table below) related to non-employee contractor options. The Company anticipates that research and development costs will rise during the remainder of 2000 compared to 1999 levels, due to continuing TSMS development efforts.

Sales and Marketing

Sales and marketing expenses increased to $762,000 for the second quarter of 2000 from $706,000 for the second quarter of 1999, primarily due to increased marketing costs related to headcount additions and costs associated with the development of the sales and marketing infrastructure. Sales and marketing expenses decreased to $1,137,000 for the six months ended June 30, 2000 from $1,718,000 for the six months ended June 30, 1999, primarily due to a decrease in marketing research costs. The Company currently anticipates that sales and marketing expenses will increase significantly during the remainder of 2000 compared to 1999 levels, due to the Company's plans to develop and market products in the server appliance category.

General and Administrative

General and administrative expenses increased to $986,000 and $1,640,000, respectively, for the second quarter and six months ended June 30, 2000 from $422,000 and $936,000 for the second quarter and six months ended June 30, 1999, primarily due to an increase in non-cash stock-related compensation expense (see table below) related to non-employee contractor options. The Company currently anticipates that general and administrative expenses for 2000 will continue to be greater than 1999 levels due to the factors described elsewhere in this document and the related building of the Company's infrastructure.

Non-Cash Stock-Related Compensation Expense

Operating expenses and loss from continuing operations includes second quarter and year-to-date charges for non-cash stock-related compensation expense. These amounts do not affect the net stockholders equity of the Company. These non-cash expenses increased expense, loss from continuing operations and net loss per share for the periods reported as follows:


                                            Three Months Ended          Six Months Ended
                                                 June 30,                   June 30,
                                         ------------------------  ---------------------------
                                             2000           1999          2000           1999
                                         -------------  ------------  ------------  -------------
Research and development                          469           125           862            260
Sales and marketing                                47           126           156            262
General and administrative                        488           124           757            238
                                         -------------  ------------  ------------  -------------
Loss from continuing operations                 1,004           375         1,775            760
                                         =============  ============  ============  =============

Net loss per share                               0.04          0.02          0.08           0.04
                                         =============  ============  ============  =============





LIQUIDITY AND CAPITAL RESOURCES

The aggregate net increase in cash and cash equivalents during the first six months of 2000 was $21,809,000, due primarily to $24,378,000 received from the net proceeds of a private placement in April 2000. Cash used in operating activities of $3,132,000 was due primarily to the net loss of $5,299,999 for the first six months of 2000 partially offset by $1,775,000 of non-cash stock compensation expense. Cash provided by financing activities reflects the proceeds from the closing of the private placement and $1,039,000 received from the exercise of stock options and warrants during the six months ended June 30, 2000. The Company used $476,000 of cash in investing activities for the acquisition of equipment in the first six months of 2000. The Company believes that purchases of capital equipment will increase during the remainder of 2000 due to the Company's plans to develop and market products in the server appliance category. The Company has no material commitments for the purchase of capital equipment.

As of June 30, 2000, the Company had $24,891,000 in cash and cash equivalents. The Company believes that its existing cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months.


CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of federal and state securities laws. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

- Since selling the remaining assets associated with its server line of business in August of 1999, the Company has not generated any revenues from the sale of products. The Company anticipates that all of its revenues for the foreseeable future will come from TSMS and TSMS-based products. However, because TSMS is still under development, the Company is currently not selling any products. The Company cannot be sure if or when the development of TSMS or TSMS-based products will be completed, nor can the Company be sure that anyone will buy such products once they are ready for sale. Therefore, the Company cannot provide any assurance that it will generate any revenues from sales of products in the future.

- The Company's operating costs are increasing, but the Company is not currently selling any products and therefore its operating losses will continue to grow. The Company has incurred significant operating net losses during the last three years, and even if the Company begins selling the products it is developing, the Company cannot provide any assurance that such sales will be profitable and therefore the Company may remain unprofitable in the future.

- For the foreseeable future, the Company expects its revenues, if any, to come from the sales and support of TSMS and TSMS-based products, which the Company is still developing. Accordingly, the Company's business and future operating results depend on its ability to be able to complete the development and testing of TSMS and on a timely basis. The Company cannot be sure that it will be able to successfully complete the development of TSMS and TSMS-based products or when the development and testing of TSMS and TSMS-based products will be complete. If the Company fails to successfully complete the development of TSMS and TSMS-based products, the Company will not have any products to sell. Further, even if the Company is able to successfully complete the development of TSMS and TSMS-based products, the Company cannot be assured that there will be any demand in the marketplace for its TSMS-based products. TSMS is a new technology, and therefore it is difficult to ascertain how much, if any, demand there will be for such TSMS-based products.

- The market for storage products currently is characterized by rapid technological change and evolving industry standards and is expected to be highly competitive with respect to timing of product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render products, either existing or under development, obsolete and unmarketable. The Company's success is dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and technologically-enhanced products on a timely basis. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected.

- The Company will need to develop a brand identity and credibility for its products and technology and the failure to do so could limit wide-scale acceptance by the industry. Also, the Company's sales lead-time may be longer than most storage products due to the general market reluctance to accept new entrants and due to the sensitivity of the data on today's storage devices.

- The Company believes that protecting its proprietary technology is important to its success and competitive positioning. The Company has been granted one U.S. patent in the core distributed file system technology and currently has additional United States patent applications pending with respect to TSMS to protect its intellectual property rights. There can be no assurance, however, that any of these patent applications will result in issued patents or that any such patents, if issued, will be held to be valid or will otherwise be of value to the Company. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property. The Company cannot be certain that the steps it takes to protect its intellectual property will adequately protect such proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that the Company can maintain any of its technology as trade secrets. The Company also cannot be certain that the use of TSMS and TSMS-based products with open source software will not subject the Company to claims that its software should be available to the public. In addition, the laws of some of the countries in which TSMS and TSMS-based products may be sold may not protect the Company's systems and intellectual property to the same extent as the United States or at all.

         The Company's failure to protect its intellectual property rights could have a material adverse effect on its business, results of operations and financial condition.

- The Company's future success depends, in significant part, upon retaining the continued service and performance of its senior management, team members, consultants and other key personnel as well as its continued ability to attract and recruit qualified personnel. Losing the services of any member of the Company's management team could impair its ability to effectively manage the Company and to carry out its business plan. In addition, competition for skilled technical employees in the industry in which the Company operates is intense. If the Company cannot attract and retain sufficient qualified technical employees, it may be unable to effectively develop and deliver competitive products to the market.

- The Company will need to maintain compliance with Nasdaq listing requirements.

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or commercial paper. As of June 30, 2000, cash equivalents had an average maturity of less than three months. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would result in an annual interest income decrease of approximately $124,000.

                           PART II. OTHER INFORMATION


Item 2:  Changes in Securities and Use of Proceeds

On April 17, 2000, the Company sold 3,250,000 shares of its common stock, par value $.01 per share, to certain accredited investors at $8.00 per share, for an aggregate offering price of $26,000,000. The sale of such shares was exempt from registration pursuant to Rule 506 promulgated under the Securities Act of 1933, as amended.


Item 4: Submission of Matters to a Vote of Security Holders

The Company's annual stockholders meeting was held on May 18, 2000, during which the following items were voted on and approved under applicable law:

1. Election of Directors: Mr. Donald L. Lucas was elected as a Class A Director, with 17,967,178 votes cast for Mr. Lucas and 268,106 votes withheld, and Mr. Fred G. Moore was elected as a Class A Director, with 18,006,478 votes cast for Mr. Moore and 228,806 votes withheld.

2. On the proposal to amend the Company's 1998 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 3,000,000 shares to a total of 8,000,000 shares (plus any shares reserved, but not issued, under the Company's 1995 Stock Incentive Plan), 7,819,498 shares were cast for, 1,286,293 shares were cast against, and 23,647 shares abstained from voting on such proposal. Broker non-votes were 9,105,846.

3. On the proposal to approve an amendment to the Company's 1998 Non-Employee Director Stock Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 550,000 to 800,000 shares, 8,570,447 shares were cast for, 537,034 shares were cast against, and 21,957 shares abstained from voting on such proposal. Broker non-votes were 9,105,846.

4. On the proposal to ratify the appointment of PricewaterhouseCoopers LLP, certified public accountants, as independent auditors for the Company for the year ending December 31, 2000, 17,656,263 shares were cast for, 573,935 shares were cast against, and 5,086 shares abstained from voting on such proposal.


Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1 Stock Purchase Agreement, dated April 13, 2000, by and among the Company and the Purchasers

     10.2 Amended and Restated Investors' Rights Agreement, dated April 13, 2000, by and among the Company, the Investors and the Major Holder

     10.3 Employment Agreement, dated June 28, 2000, between the Company and Steven E. Opdahl

     27.1  Financial data schedule

(b)      Reports on Form 8-K

On April 21, 2000, the Company filed a report on Form 8-K under Item 5, related to the closing of a round of financing raising $26 million in a private placement. No financial statements were included as part of this filing.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                           TRICORD SYSTEMS, INC.

                                                (REGISTRANT)



                                           By: /s/ John J. Mitcham
                                               ---------------------------------
                                               John J. Mitcham, Chairman and
                                               Co-Chief Executive Officer


                                           By: /s/ Steven E. Opdahl
                                               ---------------------------------
                                               Steven E. Opdahl,
                                               Chief Financial Officer
                                               (Principal Financial Officer and
                                                Principal Accounting Officer)

                                           Date:  August 11, 2000

                                INDEX TO EXHIBITS


 Exhibit                                                               Page
 Number                                                                Number

   10.1     Stock Purchase Agreement, dated April 13, 2000,
             by and among the Company and the Purchasers                 16

   10.2 Amended and Restated Investors Rights Agreement, dated April 13, 2000, by and among the Company, the Investors and the Major Holder

   10.3 Employment Agreement, dated June 28, 2000, between the Company and Steven E. Opdahl

   27.1     Financial data schedule