Form 10-Q
period 2000-09-30
TRICORD SYSTEMS INC /DE/
filed 2000-11-13
CIK 837166

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

 X   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
---  ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

     Transition Report Pursuant to Section 13 or 15(D)
---  of the Securities Exchange Act of 1934

For the Transition Period from ________ to ________

COMMISSION FILE NUMBER 0-21366

                              TRICORD SYSTEMS, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

             DELAWARE                                    41-1590621
   -------------------------------                  ------------------
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

                  YES          X                     NO
                           ---------                            -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                    OUTSTANDING AT
                  CLASS                            OCTOBER 31, 2000
              -------------                        ----------------
              Common Stock,
             $0.01 par value                         24,421,173

================================================================================

                 PART I. FINANCIAL INFORMATION

                 ITEM 1: FINANCIAL STATEMENTS

                     TRICORD SYSTEMS, INC.
                   STATEMENTS OF OPERATIONS
                          (unaudited)

                                                                Three Months Ended September 30,     Nine Months Ended September 30,
                                                                --------------------------------     -------------------------------

(In thousands, except per share data)                                2000              1999              2000               1999
                                                                --------------    --------------     ------------      -------------
Operating expenses:
      Research and development (1)                              $       1,671               610            3,703              1,847
      Sales and marketing (1)                                           1,355               336            2,337              1,793
      General and administrative (1)                                      559               364            1,442              1,099
      Stock-based compensation                                            155               357            1,930              1,079
                                                                --------------     -------------     ------------      -------------
                                                                        3,740             1,667            9,412              5,818
                                                                --------------     -------------     ------------      -------------

      Operating loss                                                   (3,740)           (1,667)          (9,412)            (5,818)
                                                                --------------     -------------     ------------      -------------

Other income (expense):
      Interest, net                                                       352                48              644                164
      Other, net                                                            9                (1)               6                 23
                                                                --------------     -------------     ------------      -------------
                                                                          361                47              650                187
                                                                --------------     -------------     ------------      -------------

Loss from continuing operations                                        (3,379)           (1,620)          (8,762)            (5,631)
                                                                --------------     -------------     ------------      -------------

Discontinued operations:
      Income (loss) from operations of legacy server business               -              (246)               -               228
      Gain (loss) on disposal of legacy server business                    16              (207)             100              (207)
                                                                --------------     -------------     ------------      -------------

Income (loss) from discontinued operations                                 16              (453)             100                21
                                                                --------------     -------------     ------------      -------------

Net loss                                                        $      (3,363)           (2,073)          (8,662)           (5,610)
                                                                ==============    ==============     ============      =============

Loss per share from continuing
      operations - basic and diluted                            $       (0.14)            (0.08)           (0.38)            (0.29)
                                                                ==============    ==============     =============     =============

Income (loss) per share from discontinued
      operations - basic and diluted                            $           -             (0.02)               -                 -
                                                                ==============    ==============     =============     =============

Net loss per share - basic and diluted                          $       (0.14)            (0.10)            (0.38)            (0.29)
                                                                ==============    ==============     =============     =============

Weighted average common shares outstanding
      - basic and diluted                                              24,308            19,740            22,830            19,265
                                                                ==============    ==============     ==============    =============

 (1)  Excludes non-cash, stock-based compensation expense
       as follows:
      Research and development                                  $         107               125              969                385
      Sales and marketing                                                  12               125              168                386
      General and administrative                                           36               107              793                308
                                                                --------------     -------------    -------------      -------------
                                                                $         155               357            1,930              1,079
                                                                ==============    ==============    =============      =============

                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                                 BALANCE SHEETS


                                     ASSETS

                                                                           September 30,             December 31,
(In thousands, except per share data)                                           2000                     1999
                                                                         -------------------      -------------------
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                         $             21,380                    3,082
     Other current assets                                                               177                       73
                                                                         -------------------      -------------------
        Total current assets                                                         21,557                    3,155

Equipment and improvements, net                                                       1,960                      277
                                                                         -------------------      -------------------

        Total Assets                                                   $             23,517                    3,432
                                                                         ===================      ===================


                      LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable                                                  $                817                       98
     Accrued payroll, benefits and related taxes                                        643                      306
     Other accrued expenses                                                             177                      126
                                                                         -------------------      -------------------
        Total current liabilities                                                     1,637                      530

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares
        authorized, 24,368 and 20,169 shares
        issued and outstanding                                                          244                      202
     Additional paid-in capital                                                     115,671                   91,277
     Unearned stock compensation                                                     (1,469)                  (4,673)
     Accumulated deficit                                                            (92,566)                 (83,904)
                                                                         -------------------      -------------------
        Total stockholders' equity                                                   21,880                    2,902
                                                                         -------------------      -------------------

        Total Liabilities and Stockholders' Equity                     $             23,517                    3,432
                                                                         ===================      ===================

                See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                Nine Months Ended September 30,
                                                                          ---------------------------------------------
(In thousands)                                                                   2000                     1999
                                                                          --------------------     --------------------
Cash flows from operating activities:
     Net loss                                                                        $ (8,662)                  (5,610)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock compensation                                                              1,930                    1,542
        Depreciation and amortization                                                     275                      174
        Loss on sale of legacy server business                                              -                      207
        Provision for losses on accounts receivable                                         -                      (22)
        Other                                                                              45                     (133)
        Changes in operating assets and liabilities:
           Accounts receivable                                                              -                      160
           Inventories                                                                      -                      333
           Other current assets                                                          (104)                      24
           Accounts payable                                                               719                     (182)
           Accrued payroll, benefits and related taxes                                    337                      (20)
           Deferred revenue                                                                 -                     (395)
           Other accrued expenses                                                          51                     (131)
                                                                          --------------------     --------------------
              Net cash used in operating activities                                    (5,409)                  (4,053)
                                                                          --------------------     --------------------
Cash flows from investing activities:
     Capital expenditures                                                              (1,958)                    (253)
                                                                          --------------------     --------------------
              Net cash used in investing activities                                    (1,958)                    (253)
                                                                          --------------------     --------------------
Cash flows from financing activities:
     Proceeds from private placement                                                   24,378                    2,100
     Stock option and warrant transactions                                              1,287                       79
                                                                          --------------------     --------------------
              Net cash provided by financing activities                                25,665                    2,179
                                                                          --------------------     --------------------
Net increase (decrease) in cash and cash equivalents                                   18,298                   (2,127)
Cash and cash equivalents at beginning of period                                        3,082                    6,215
                                                                          --------------------     --------------------

Cash and cash equivalents at end of period                                           $ 21,380                    4,088
                                                                          ====================     ====================


                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

                ($ IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)


1.  BASIS OF PRESENTATION

The accompanying unaudited interim statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position at September 30, 2000, and of results of operations and cash flows for the interim periods ended September 30, 2000 and 1999. The results of operations of the server segment of the business are reported as discontinued operations for all periods presented (see Note 2). Tricord Systems, Inc. (the "Company") now operates as a single segment. The financial statements include the accounts of the Company. The Company liquidated its remaining subsidiary in the United Kingdom during the third quarter of 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 1999, which were included in the Company's 1999 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The results of operations for the interim periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. RECLASSIFICATIONS

Prior stock-based compensation expenses have been reclassified to conform to the 2000 statements of operations presentation. These reclassifications did not impact previously reported operating loss, loss from continuing operations, net loss or stockholders' equity.

3. SALE OF ASSETS AND DISCONTINUED OPERATIONS

In August 1999, the Company sold all remaining assets related to the server line of business (sometimes referred to as the "legacy business"). The Company has reported results of operations of the legacy business as discontinued operations for all periods presented. Revenues from the legacy server business included in discontinued operations for the three months and nine months ended September 30, 1999 were $291 and $1,256, respectively.

Terms of the asset sale require the buyer to pay the Company up to $200 of additional cash consideration based upon levels of revenues generated from the legacy business through December 31, 2000. For the three months and nine months ended September 30, 2000, the Company received $16 and $100, respectively, of such additional consideration, which has been reported as a gain on disposal of legacy server business.

4.  SUPPLEMENTAL CASH FLOW INFORMATION

During the third quarter and the nine months ended September 30, 2000, expenses for outside directors meeting fees of $5 and $45, respectively, were settled through the issuance of 345 and 5,825 shares of common stock of the Company, respectively.

5. INCOME (LOSS) PER SHARE

Loss per share from continuing operations is computed by dividing loss from continuing operations by the weighted average number of common shares outstanding during each period. Income (loss) per share from discontinued operations is computed by dividing income (loss) from discontinued operations by the weighted average number of common shares outstanding during each period. Net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of loss per share from continuing operations and net loss per share as their impact is antidilutive. Loss per share from continuing operations, income (loss) per share from discontinued operations and net loss per share do not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 10,300,000 shares for the three and nine month periods ended September 30, 2000 and approximately 8,700,000 shares for the three and nine month periods ended September 30, 1999.

6. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

7. EQUITY TRANSACTION

In April 2000, the Company sold 3,250,000 shares of common stock at a price of $8.00 per share to certain private investors. These shares and other shares issued in other private placements were registered for resale in the public markets pursuant to a Registration Statement under Form S-3, which was declared effective by the Securities and Exchange Commission on August 10, 2000.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

The Company designs, develops and markets server appliances that enable critical business services ranging from data storage and content management to eCommerce. Based on distributed file system technology, these intelligent, single-purpose devices feature seamless aggregation with ease of management. Currently, the Company is completing the development of its initial server appliance for network-attached storage. Before 1997, the Company focused its efforts on designing, manufacturing and selling enterprise servers that were used to support computer programs that were used with Microsoft Windows NT(R), Novell(R) NetWare(R) and Unix. In 1997, the Company changed its strategy to focus on developing software based on its distributed file system technology for use in managing data storage. In August 1999, the Company sold the last of its assets that were used in developing and manufacturing enterprise servers, and the Company is now focused exclusively on developing software technology for server appliances and other products based on that technology. Because these products are currently under development, the Company has not yet generated any revenues from the sale of these products.

See "Certain Important Factors" at the end of this section for a discussion of risks and uncertainties related to forward looking statements.


RESULTS OF OPERATIONS

Research and Development

Research and development expenses increased to $1,671,000 and $3,703,000, respectively, for the third quarter and nine months ended September 30, 2000, from $610,000 and $1,847,000, respectively, for the third quarter and nine months ended September 30, 1999, primarily due to the Company's continuing efforts to complete development of its initial network-attached storage server appliance. The Company anticipates that research and development costs will continue to rise during the remainder of 2000 compared to 1999 levels, due to continuing development efforts related to its distributed file system technology and future products to be developed based on that technology, including its initial network-attached storage server appliance.

Sales and Marketing

Sales and marketing expenses increased to $1,355,000 and $2,337,000, respectively, for the third quarter and nine months ended September 30, 2000, from $336,000 and $1,793,000 for the third quarter and nine months ended September 30, 1999, primarily due to increased marketing costs related to hiring new team members and costs associated with the development of the sales and marketing infrastructure. The Company currently anticipates that sales and marketing expenses will continue to increase significantly during the remainder of 2000 compared to 1999 levels, due to the Company's plans to develop and market server appliance products.

General and Administrative

General and administrative expenses increased to $559,000 and $1,442,000, respectively, for the third quarter and nine months ended September 30, 2000 from $364,000 and $1,099,000 for the third quarter and nine months ended September 30, 1999, primarily due to increased costs related to hiring new team members and costs associated with expanding the Company's general and administrative infrastructure. The Company currently anticipates that general and administrative expenses for 2000 will continue to be greater than 1999 levels due to the factors described elsewhere in this document and the related expansion of the Company's infrastructure.

Stock-Based Compensation

Stock-based compensation decreased to $155,000 for the third quarter ended September 30, 2000 from $357,000 for the third quarter ended September 30, 1999, primarily due to a decrease in the amount charged for the amortization of unearned stock compensation related to options granted in December 1998. Stock-based compensation increased to $1,930,000 for the nine months ended September 30, 2000 from $1,079,000 for the nine months ended September 30, 1999, primarily due to an increase in the amount charged for amortization of unearned stock compensation related to options which were granted to non-employee contractors. This increase is a function of the increase in the Company's stock price used in the calculation of the fair value of the options for the nine months ended September 30, 2000. These amounts do not affect the net stockholders' equity of the Company. These non-cash expenses increased expenses, loss from continuing operations and net loss per share for the periods reported.


LIQUIDITY AND CAPITAL RESOURCES

The aggregate net increase in cash and cash equivalents during the first nine months of 2000 was $18,298,000, due primarily to $24,378,000 received from the net proceeds of a private placement in April 2000, partially offset by net cash used of $5,409,000 from operating activities and capital expenditures of $1,958,000. Cash used from operating activities was due primarily to the net loss of $8,662,000 for the first nine months of 2000 partially offset by $1,930,000 of non-cash stock compensation expense. Cash provided by financing activities reflects $1,287,000 received from the exercise of stock options and warrants during the nine months ended September 30, 2000. The Company used $1,958,000 of cash in investing activities for the acquisition of equipment and other capital expenditures in the first nine months of 2000. These capital expenditures were made to acquire equipment and expand facilities to support the expanding infrastructure of the Company. The Company believes that capital expenditures will continue to increase during the remainder of 2000 due to the Company's plans to continue to build the Company's infrastructure to support the development and marketing of products in the server appliance category.

As of September 30, 2000, the Company had $21,380,000 in cash and cash equivalents. Although the Company believes that its cash and cash equivalents are sufficient for its operations for at least the next twelve months, the Company expects to seek additional financing within the next twelve months to fund expanded operations and support the execution of its current business strategy. However, there can be no assurance that the Company will be able to raise such financing when required, or on terms acceptable to the Company.


CERTAIN IMPORTANT FACTORS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of federal and state securities laws. For this purpose, any statements contained in this Quarterly Report that are not statements of historical fact are deemed to be forward-looking statements. Without limiting the foregoing, words such as "may," "will," "should," "expects," "anticipates," "estimates," "believes," or "plans," or comparable terminology, are intended to indicate forward looking statements. These statements by their nature are based on current expectations and assumptions and entail various risks and uncertainties that could cause actual results to differ materially from those expressed in such forward looking statements, including the following risks:

     o Since selling the remaining assets associated with its enterprise server line of business in August of 1999, the Company has not generated any revenues from the sale of products. The Company anticipates that all of its revenues for the foreseeable future will come from server appliance and other products based on its distributed file system technology. However, because these products are still under development, the Company is currently not selling any products. The Company cannot be sure if or when the development of its server appliance products will be completed, nor can the Company be sure that anyone will buy such products once they are ready for sale. Therefore, the Company cannot provide any assurance that it will generate any revenues from sales of products in the future.

     o The Company's operating costs are increasing, but the Company is not currently selling any products and therefore its operating losses will continue to grow. The Company has incurred significant operating net losses during the last three years, and even if the Company begins selling the products it is developing, the Company cannot provide any assurance that such sales will be sufficiently profitable and therefore the Company may remain unprofitable in the future.

     o For the foreseeable future, the Company expects its revenues, if any, to come from the sales and support of server appliance products, which the Company is still developing. Accordingly, the Company's business and future operating results depend on its ability to be able to complete the development and testing of these products and to do so on a timely basis. The Company cannot be sure that it will be able to successfully complete the development of its server appliance products or when the development and testing of the server appliance products will be complete. If the Company fails to successfully complete the development of its server appliance products, the Company will not have any products to sell. Further, even if the Company is able to successfully complete the development of its server appliance products, the Company cannot be assured that there will be any demand in the marketplace for its products. The Company's core technology, a distributed file system, is a new technology, and therefore it is difficult to ascertain how much, if any, demand there will be for such products.

     o The market for server appliance and storage products currently is characterized by rapid technological change and evolving industry standards and is expected to be highly competitive with respect to timing of product innovation. The introduction of products embodying new technology and the emergence of new industry standards can render products, either existing or under development, obsolete and unmarketable. The Company's success is dependent in part upon its ability to anticipate changes in technology and industry standards and to successfully develop and introduce new and technologically-enhanced products on a timely basis. If the Company is unable for technological or other reasons to develop products in a timely manner in response to changes in the industry, or if products or product enhancements that the Company develops do not achieve market acceptance, the Company's business will be materially and adversely affected.

     o The Company will need to develop a brand identity and credibility for its products and technology and the failure to do so could limit wide-scale acceptance by the industry. Also, the Company's sales lead-time may be longer than most server appliance and storage products due to the general market reluctance to accept new entrants and due to the sensitivity of the data on today's storage devices.

     o The Company will need to raise additional capital to fund future operations and any failure to do so when needed or on satisfactory terms could cause the Company to downsize its operations, prevent it from pursuing its growth strategy, or otherwise cause the Company financial harm.

     o The Company believes that protecting its proprietary technology is important to its success and competitive positioning. The Company has been granted one U.S. patent in the core distributed file system technology and currently has additional United States patent applications pending with respect to its distributed file system technology to protect its intellectual property rights. There can be no assurance, however, that any of these patent applications will result in issued patents or that any such patents, if issued, will be held to be valid or will otherwise be of value to the Company. The Company also relies on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect its proprietary rights in its intellectual property. The Company cannot be certain that the steps it takes to protect its intellectual property will adequately protect such proprietary rights, that others will not independently develop or otherwise acquire equivalent or superior technology or that the Company can maintain any of its technology as trade secrets. The Company also cannot be certain that the use of server appliance products with open source software will not subject the Company to claims that its software should be available to the public. In addition, the laws of some of the countries in which server appliance products may be sold may not protect the Company's systems and intellectual property to the same extent as the United States or at all. The Company's failure to protect its intellectual property rights could have a material adverse effect on its business, results of operations and financial condition.

     o The Company's future success depends, in significant part, upon retaining the continued service and performance of its senior management, team members, consultants and other key personnel as well as its continued ability to recruit qualified personnel. Losing the services of any member of the Company's management team could impair its ability to effectively manage the Company and to carry out its business plan. In addition, competition for skilled technical employees in the industry in which the Company operates is intense. If the Company cannot attract and retain sufficient qualified technical employees, it may be unable to effectively develop and deliver competitive products to the market.

     o The Company will need to maintain compliance with Nasdaq listing requirements.

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or commercial paper. As of September 30, 2000, cash equivalents had an average maturity of less than three months. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would result in an annual interest income decrease of approximately $164,000.

                           PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     27.1  Financial data schedule

(b)  Reports on Form 8-K

     On October 25, 2000, the Company furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, related to a press release announcing its financial results for the third quarter and nine months ended September 30, 2000, and a press release announcing upcoming conference venues, plans for product announcement and release.

     On November 9, 2000, the Company furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, related to a press release announcing that President and COO Joan Wrabetz has been named Chief Executive Officer, succeeding co-CEOs John Mitchum and Rod Canion and reporting that Yuval Almog was elected to serve as Chairman of the Board.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       TRICORD SYSTEMS, INC.

                                            (REGISTRANT)



                                       By: /s/ Joan M. Wrabetz
                                           -------------------------------------
                                           Joan M. Wrabetz
                                           Chief Executive Officer


                                       By: /s/ Steven E. Opdahl
                                           -------------------------------------
                                           Steven E. Opdahl,
                                           Chief Financial Officer and
                                           (Principal Financial Officer and
                                           Principal Accounting Officer)

                                           Date:  November 13, 2000

                                INDEX TO EXHIBITS


 Exhibit                                                             Page
 Number                                                             Number
---------                                                          --------
  27.1      Financial data schedule                                   15