Form 10-K405
period 2000-12-31
TRICORD SYSTEMS INC /DE/
filed 2001-03-28
CIK 837166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

   X           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
--------                 SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
--------             OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from          to
                                              --------    --------


                         COMMISSION FILE NUMBER 0-21366

                         ------------------------------

                              TRICORD SYSTEMS, INC.
             (Exact name of registrant as specified in its charter)

          DELAWARE                                              41-1590621
(State or other jurisdiction                                 (I.R.S. Employer
incorporation or organization)                              Identification No.)

2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA             55441
     (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)



                                 (763) 557-9005
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


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
                  Yes           X                    No
                            ---------                      ---------


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 26, 2001, 24,368,963 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the closing price as reported by the Nasdaq SmallCap Market System), excluding shares beneficially owned by directors and executive officers, was approximately $141,531,938.

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Annual Report to Stockholders for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Parts II and IV to the extent specific captions or pages are referred to herein. Portions of the proxy statement for the Annual Meeting of Stockholders to be held in May 2001 ("the Proxy Statement") are incorporated by reference in Part III, to the extent specific captions are referred to herein.

PART I


ITEM 1.      BUSINESS

The information contained in this report on Form 10-K includes forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. Other statements of the Company's plans and objectives may also be considered to be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain results and information, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results" in Tricord's 2000 Annual Report to Stockholders ("the Annual Report"), which are incorporated into this report by reference, as well as the Company's other filings with the Securities and Exchange Commission.

GENERAL

Tricord Systems Inc., (also referred to in this report as "Tricord" "we" or the "Company") is a Delaware corporation that was formed in 1987. We design, develop and market innovative server appliances for content-hungry applications. The core of our new technology is our patented Illumina(TM) software that aggregates multiple appliances into a cluster, managed as a single resource. We have not yet generated any revenues from our Illumina Software or Illumina-based products.

The company redefined its business strategy in 1997, focusing on the development of this aggregation software. Before focusing its efforts exclusively on the development of Illumina, the Company had historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications principally running on Microsoft's Windows(R) NT(R) and Novell(R) NetWare(R). In August 1999, Tricord sold all of its remaining assets related to its server line of business, sometimes referred to as the "legacy business", except for existing trade accounts receivable, in exchange for the assumption of the liabilities of the legacy business.

During 2000, Tricord continued developing its aggregation software and began beta testing its initial Lunar Flare(TM) server appliance for the network-attached storage ("NAS") market segment. Tricord also received a patent on its Illumina(TM) software, previously known as Tricord Storage Management Software, during 2000 and currently has eight additional patents pending. In December 2000, Tricord announced Lunar Flare NAS, a general file serving storage device for Windows(R) users designed to offer seamless growth and ease of management as its first server appliance utilizing Illumina. At the same time, we also announced the availability of our Illumina software for development of additional server appliances. Lunar Flare NAS and other Illumina-enabled appliances are designed to be virtually plug-and-play, offering seamless growth and continuous access to content without downtime. As the Company ended 2000, its initial Lunar Flare NAS server appliance was in beta testing.

INDUSTRY/SERVER APPLIANCE MARKET OVERVIEW

The server appliance market has recently emerged as a rapid growth market encompassing several segments including NAS, web servers, web content and caching and e-mail servers. Emerging segments continue to develop within the server appliance market representing such applications as back-up, database, multimedia and streaming media.

Advances in technology, system architecture and system management are changing the traditional server marketplace. Processing power and storage capacity are increasing at rapid rates. As a result, it has become increasingly practical to deploy smaller, purpose-specific servers rather than large, complex and more costly general-purpose servers. It is now more common to see IT infrastructure consisting of discrete servers configured for specific purposes like electronic messaging, database, file serving, web serving and backup. Vendors have responded by developing single-purpose devices referred to as server appliances, uniquely designed to meet specific requirements.

We believe technology improvements and new product introductions in the server appliance space will continue to drive down hardware costs. We believe users are increasingly demanding solutions with scalability, high availability of data, ease of use and lower cost of management.

International Data Corporation ("IDC") now estimates that the server appliance market is expected to grow from $2.6 billion in 2000 to $5.1 billion in 2001. NAS, the largest segment of the server appliance market, is forecast by IDC to grow from $1.5 billion in 2000 to $2.6 billion in 2001.

PRODUCTS AND TECHNOLOGY

Our proprietary Illumina software, the core of our server appliance architecture, addresses the market's focus on scalability, high availability of data, ease of use, and lower management cost. Marketed under the Illumina brand name, our patented software aggregates individual appliances to create a cluster that is managed as a single resource. Illumina-enabled appliances are designed to be virtually plug-and-play, offering seamless growth and continuous access to content without downtime.

Tricord's initial server appliance utilizing Illumina is Lunar Flare NAS. Lunar Flare NAS is a scalable general file serving storage device for Windows(R) users. Enabled by Illumina software, users can grow their storage by adding individual Lunar Flare NAS appliances to create and grow a cluster, managed as a single resource. Easy to grow, manage and use, our solution is designed to provide administrators with the ability to add storage with no downtime, no user interruption and minimal incremental administrative costs. As the Company ended 2000, its initial Lunar Flare NAS server appliance was in beta testing.

BUSINESS STRATEGY

Tricord's business strategy is to design, develop and market innovative server appliances for content-hungry applications based upon our patented Illumina software. The Company's initial server appliance, Lunar Flare NAS, will target the network attached storage market segment. Lunar Flare NAS will initially support networks with Windows(R) clients. Subsequent releases of Lunar Flare NAS are planned to expand the functionality and capabilities of the product.

Tricord also intends to leverage Illumina software to develop additional storage appliances and integrated server appliances for additional applications in the server appliance market. We also intend to forge relationships with partners who are currently developing or who already provide appliance solutions that would benefit from the inherent advantages of Illumina.

SALES AND MARKETING

The Company initially has focused its marketing efforts on developing an awareness of our technology and server appliances with leading market influencers, including industry analysts, IT advisors and members of the industry press. We believe these parties will in turn assist in broadening our sphere of influence within our target markets. A balanced sales channel approach focusing on web/e-commerce, direct and indirect sales will be used. We are also committed to implementing a customer-friendly business model, including an initial 30-day, try-before-you-buy program that makes it easy for organizations to see the benefits of our aggregated appliances.

Tricord's marketing and sales staff at December 31, 2000 consisted of 26 people. Sales and marketing expenses were $4.2 million, $2.6 million and $0.9 million in 2000, 1999 and 1998, respectively. We anticipate that sales and sales support headcount and overall sales and marketing expense will increase substantially in 2001.

RESEARCH AND DEVELOPMENT

Tricord believes that continued investment in research and development is critical to the Company's ability to continue to develop and introduce new and enhanced products addressing emerging market needs.

Tricord's research and development staff consisted of 47 employees as of December 31, 2000. Research and development expenses, primarily consisting of personnel expenses, were $7.4 million, $3.4 million and $2.5 million in 2000, 1999 and 1998, respectively. Tricord anticipates that research and development expenses will increase in 2001.

MANUFACTURING

Tricord currently subcontracts, and intends to continue to subcontract, its production activities as part of its business model. We currently utilize two third-party manufacturers/integrators to manufacture, assemble and test our server appliances. We depend on such third parties to deliver high-quality products in a timely manner.

COMPETITION

The markets in which we compete are extremely competitive and rapidly changing. While we believe that our underlying aggregation software brings unique capabilities and value to the marketplace, we compete with a number of significant competitors with substantially greater financial and other resources. We believe that the principal competitive factors affecting our market include product features such as scalability, data availability, ease of use, price, reliability, and customer service and support.

Our success will depend largely on our ability to generate market demand and awareness of our initial server appliance and aggregation software, as well as developing additional or enhanced products in a timely manner. Our success will also depend on our ability to educate potential partners as to the benefits of licensing our software rather than developing their own competing technologies. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. Increased competition is likely to result in price reductions and reduced gross margins, which could harm our business.

INTELLECTUAL PROPERTY

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered our "Tricord" name and logo, "Illumina" and "Lunar Flare" trademarks in the United States. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, partners, beta test sites, resellers and customers.

Tricord currently has been granted one patent for its core distributed file system technology and has eight U.S. patent applications pending with respect to its technology. There can be no assurance, however, that any of these patent applications will result in issued patents or that any such patents, if issued, will be held to be valid or will otherwise be of value to the Company.

There can be no assurance that these measures to protect our intellectual property will deter or prevent unauthorized use of Tricord's technology. In addition the laws of certain foreign countries may not protect our intellectual property rights to the same extent as the laws of the United States. Tricord's inability to protect its proprietary rights in the United States or internationally may have a material adverse effect on our business, financial condition and results of operations.

DISCONTINUED OPERATIONS

On August 27, 1999, Tricord sold all of its remaining assets related to its server line of business, sometimes referred to as the "legacy business", except for existing trade accounts receivable, to EFC Systems, Inc. ("EFC") in exchange for the assumption of all liabilities of the legacy business. Related to this transaction, in July 1999, Tricord effected a workforce reduction to streamline its operations, resulting in the severance of eleven employees engaged in performing legacy business activities. In 2000, the Company received $121,000 in contingent payments and reversed a previously recorded accrual of $25,000 for year 2000 issues as completion of this transaction. These amounts were recorded as a gain of $146,000 on disposal of the legacy server business for the year ended December 31, 2000.

EMPLOYEES

As of December 31, 2000, Tricord had 97 full-time employees, 47 of whom were engaged in research and development, 26 in sales and marketing, 14 in operations and 10 in administration. Tricord's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. Tricord's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel. The future success of the Company will also depend in large part upon its ability to continue to attract and retain highly skilled and qualified personnel.

RECENT DEVELOPMENTS

On February 27, 2001, the Company closed a private placement of $25 million in Convertible Preferred Stock. Net proceeds from the placement were approximately $23.4 million. Under terms of the offering, the Company issued 25,000 shares of its newly created class of Series E Convertible Preferred Stock. Each share of the Series E Preferred Stock is convertible into such number of shares of common stock as is determined by dividing (i) the stated value ($1,000) of the share of Series E Preferred stock, which value is increased by a premium accruing daily at the annual rate of 4.75% of the stated value, by (ii) the conversion price, which is currently $9.50 per share and subject to adjustment in certain circumstances. Also, subject to certain conditions, the Convertible Preferred Stock is redeemable at the option of the Company at a redemption price of 115% of the stated value plus accrued premium. In connection with the issuance of Series E Preferred Stock, the Company also issued warrants to the purchaser of the Series E Preferred Stock. One warrant has an 18-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $12.40 per share, and the other has a 24-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $14.50 per share. The terms of the financing also require the Company to register for resale the shares of Common Stock issuable upon conversion of the preferred stock or exercise of the warrants within 120 days of February 27, 2001.

CERTAIN IMPORTANT FACTORS

For important factors that may have an impact on our business, operations, financial results and an investment in us, please see the information under the caption "Factors That May Affect Future Results" in the Company's Annual Report which is incorporated herein by reference.

ITEM 2.      PROPERTIES

The Company's principal administrative, support, and research and development activities are performed in its 14,831 square foot headquarters facility in Plymouth, Minnesota. The Company first occupied this facility in August 1997. The lease for this facility expires in August 2002. The Company's lease payments are approximately $11,200 monthly with an additional approximately $6,400 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes.

The Company moved into a 14,926 square foot marketing, sales and product development facility in Westminster, Colorado in February 2001. The lease for this facility expires in February 2006 and has a renewal option for five years. The Company's lease payments are approximately $20,500 monthly with an additional approximately $8,100 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes.

The Company opened a 4,703 square foot marketing office in Houston, Texas in January 1999. The lease for this facility expires in January 2002. The Company discontinued using this facility at the end of December 1999 and has subleased the office space through the lease expiration date. The Company's lease payments are approximately $7,100 monthly, which include the Company's pro rata share of the lessor's operating costs, including real estate taxes. The sublessee's payments to the Company are approximately $4,300 per month.

During 2000, the Company opened sales and marketing offices in Marietta, Georgia and Chicago, Illinois.

ITEM 3.      LEGAL PROCEEDINGS

There are no legal proceedings currently pending against or involving the Company which, in the opinion of management, will have a material effect on the results of operations or financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

ITEM 4A.     EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 28, 2001 are as follows:

         Name                       Age                 Position
         ----                       ---                 --------
Joan M. Wrabetz                      41         President and Chief Executive Officer

Steven E. Opdahl                     37         Secretary and Chief Financial Officer

Dennis J. Cindrich                   48         Vice President, Sales

Gregory A. Dahl                      35         Vice President, Marketing and
                                                Business Development

Dr. Alexander H. Frey                67         Senior Vice President and
                                                Chief Technical Officer

Charles E. Pearsall                  58         Vice President, Operations

Kerry R. Yndestad                    40         Vice President, Product Development

Ms. Wrabetz joined the Company in March 2000 as President and Chief Operating Officer and became Chief Executive Officer in November 2000. From March 1998 to January 2000, Ms. Wrabetz was Vice President and General Manager for SAN operations at Storage Technology Corporation. From December 1995 to February 1998, Ms. Wrabetz served in various executive positions with the Company, the last being Vice President and Chief Technical Officer.

Mr. Opdahl has served as the Company's Chief Financial Officer since June 2000. From May 1998 to October 1999, Mr. Opdahl served as Corporate Controller at BMC Industries. From March 1997 to March 1998, Mr. Opdahl was Chief Financial Officer at Famous Dave's of America, Inc. From May 1994 to February 1997, Mr. Opdahl was in various financial management positions at Honeywell, Inc., including international positions. From June 1986 to April 1994, Mr. Opdahl held various positions with the independent accounting firm of Arthur Andersen & Co.

Mr. Cindrich has served as the Company's Vice President of Sales since April 2000. From October 1993 to March 2000, Mr. Cindrich held various management positions at Storage Technology Corporation, the last being Vice President and General Manager of the Client Server Disk Division. From May 1989 to October 1993, Mr. Cindrich was Corporate Vice President of International Operations and Support Services for Amperif Corporation.

Mr. Dahl has served as the Company's Vice President of Marketing and Business Development since March 2000. From November 1998 to December 1999, Mr. Dahl was Vice President of Sales and Marketing for the Storage Networking Business Group of Storage Technology Corporation. From May 1997 to November 1998, Mr. Dahl held executive positions with MTX, Inc., the last being Vice President of International Operations. From March 1996 to May 1997, Mr. Dahl held positions with the Company, the last being Director of Channel Marketing.

Dr. Frey has served as the Company's Senior Vice President and Chief Technical Officer since December 1998 and as Vice President, Architecture from October 1996 to December 1998. From 1991 to 1996, Dr. Frey was CEO and Chief Technology officer of Reliable Distributed Information Corporation. Prior to 1991, Dr. Frey served in various technical and management positions with IBM Corporation.

Mr. Pearsall has served as the Company's Vice President, Operations since November 2000, as Vice President, Engineering from February 1998 to October 2000 and as Vice President, Customer Service from February 1996 to January 1998. From 1993 to 1996, Mr. Pearsall was Senior Director of Program Management and Field Services for Concurrent Computer Corporation. Prior to 1993, Mr. Pearsall, Colonel, USAF Retired, held a wide range of technical and executive positions within the Air Force.

Mr. Yndestad has served as the Company's Vice President, Engineering since November 2000. From 1992 to October 2000, Mr. Yndestad served as Vice President of Trading

Systems Development for Bridge Information Systems. From 1989 to 1992, Mr. Yndestad was co-founder and Vice President of Systems Development at AZX, Inc. From 1986 to 1989, Mr. Yndestad was Finance Industry Application Manager for Cray Research.

PART II


ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the information under the caption "Investor Information" of the Company's Annual Report.

In April 2000 the Company received $26 million in gross proceeds ($24.3 million in net proceeds) from a private placement of 3,250,000 shares of common stock at a price of $8.00 per share. The sales of common stock in such private placement were made in reliance on the exemptions from registration under the Securities Act of 1933 provided in Regulation D and Section 4(2) thereunder. With respect to such reliance, certain inquiries were made by the Company and certain representations and warranties were received by the investors to establish that such exemptions were available. The private investors had registration rights under the financing agreement.

In August 2000, the Company's registration on Form S-3 of shares issued in previous private placements was declared effective. The registration of shares was required by the April 2000 group of private investors as a condition of their involvement in the private placement. Additionally, all previous private placement investors' remaining shares and shares underlying warrants were registered pursuant to rights granted under previous private placement agreements.

ITEM 6.      SELECTED FINANCIAL DATA

The information required by this Item is incorporated by reference to the information under the caption "Historical Financial Summary" of the Annual Report.

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
OPERATIONS AND FINANCIAL CONDITION

The information required by this Item is incorporated by reference to the information under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition" and "Factors That May Affect Future Results" of the Annual Report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

The information required by this Item is incorporated by reference to the information under the captions "Management's Discussion and Analysis of Results of Operations and Financial Condition" and subheading "Financial Instruments" of the Annual Report.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of its independent accountants are incorporated by reference to pages 18 through 32 of the Annual Report.


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


ITEM 11.     EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Company's Proxy Statement under the caption "Executive Compensation," "Election of Directors" and "Compensation Committee Interlocks and Insider Participation."

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

PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
ON FORM 8-K

(a) DOCUMENTS FILED WITH REPORT

         1.       Consolidated Financial Statements

                  The following Consolidated Financial Statements and Report of Independent Accountants are incorporated by reference to pages 17 through 31 of the Annual Report.

                      Report of Independent Accountants.

                      Consolidated Statements of Operations - Years Ended December 31, 2000, 1999 and 1998.

                      Consolidated Balance Sheets - December 31, 2000 and 1999.

                      Consolidated Statements of Cash Flows - Years Ended December 31, 2000, 1999 and 1998.

                      Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2000, 1999 and 1998.

                      Notes to Consolidated Financial Statements.


         2.       Consolidated Financial Statement Schedule

                  The following financial statement schedule and report of independent accountants thereon should be read in conjunction with the consolidated financial statements and the notes thereto referred to above.


                                                                        Page
                                                                        ----
                  Report of Independent Accountants                      15
                  Schedule II - Valuation and Qualifying Accounts        16

         3.       Exhibits

                  The Exhibits to this Report are listed in the Exhibit Index on pages 18 to 20 below.

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

                  The following is a list of each management contract or compensatory plan or arrangement required to be filed as an exhibit to this Annual Report on Form 10-K pursuant to Item 14(c):

                  1. Change in Control Agreement, dated September 13, 1996,
                          between the Company and Charles E. Pearsall. (a)
                  2. 1998 Stock Incentive Plan, as amended effective
                          January 30, 1999 and March 30, 2000. (b)
                  3. 1998 Non-Employee Director Stock Plan, as amended
                          effective January 30, 1999, March 30, 2000 and November 2, 2000. (d)
                  4. Employment Agreement, dated March 1, 2000, between the
                          Company and Joan M. Wrabetz. (b)
                  5. Employment Agreement, dated June 28, 2000, between the
                          Company and Steven E. Opdahl. (c)
                  6. Employment Agreement, dated March 13, 2000, between the
                          Company and Gregory A. Dahl. (d)
                  7. Employment Agreement, dated April 4, 2000, between the
                          Company and Dennis J. Cindrich. (d)
                  8. Employment Agreement, dated November 2, 2000, between the
                          Company and Kerry R. Yndestad. (d)
                  9. Employment Agreement, dated November 8, 2000, between the
                          Company and John Mitcham. (d)
                 10. Form of Indemnification Agreement. (d)
                 ------------------------------------------------------------
                  (a)  Incorporated by reference from the exhibits to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1997.
                  (b)  Incorporated by reference from the exhibits to the
                          Company's Annual Report on Form 10-K for the year ended December 31, 1999.
                  (c)  Incorporated by reference from the exhibits to the
                          Company's Quarterly Report on Form 10-Q for the quarter year ended June 30, 2000.
                  (d) Filed herewith.

(b) REPORTS ON FORM 8-K

         On October 25, 2000, the Company filed a report on Form 8-K under Item 9, FD Disclosure, related to release of its financial results for the third quarter and nine months ended September 30, 2000 and a release announcing upcoming conference venues, plans for product announcement and release.

         On November 9, 2000, the Company filed a report on Form 8-K under Item 9, FD Disclosure, related to release announcing that President and COO Joan Wrabetz has been named Chief Executive Officer, succeeding co-CEOs John Mitcham and Rod Canion and reporting that Yuval Almog was elected to serve as Chairman of the Board.

         On December 11, 2000, the Company filed a report on Form 8-K under Item 9, FD Disclosure, related to two releases announcing the introduction of its Lunar Flare(TM) NAS server appliance and announcing the introduction of its Illumina(TM) aggregation software and business roadmap.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Tricord Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 19, 2001, except as to Note 9, for which the date is February 27, 2001, appearing in the 2000 Annual Report to Stockholders of Tricord Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.







                                                      PricewaterhouseCoopers LLP


Minneapolis, Minnesota
January 19, 2001

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998


(in thousands)
                                                             Balance at       Additions      Deductions         Balance
                                                            Beginning of     Charged to         from           at End of
                         Description                           Period          Expense       Allowance          Period
---------------------------------------------------------- ---------------  -------------- ---------------   --------------
Year ended December 31, 2000
     Allowance for doubtful accounts (deducted
     from accounts receivable                                 $ -             $ -             $ -              $ -

     Inventory obsolescence reserve (deducted
     from inventory)                                            -               -               -                -


Year ended December 31, 1999
     Allowance for doubtful accounts (deducted
     from accounts receivable                                 679             (22)           (657)  (1)          -

     Inventory obsolescence reserve (deducted
     from inventory)                                        3,259               -          (3,259)  (1)          -


Year ended December 31, 1998
     Allowance for doubtful accounts (deducted
     from accounts receivab                                 1,213            (142)           (392)             679

     Inventory obsolescence reserve (deducted
     from inventory)                                        6,018              21          (2,780)           3,259

Notes:
  (1) Reflects elimination in connection with the sale of the legacy business as described in
        Note 1 of the Notes to the Company's
        Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 28, 2001.



                                        TRICORD SYSTEMS, INC.

                                        By /s/ Joan M. Wrabetz
                                           -------------------
                                        Joan M. Wrabetz
                                        President and Chief Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 28, 2001.

                  Signatures                            Title
                  ----------                            -----

/s/ Joan M. Wrabetz                     President and Chief Executive Officer
---------------------                     (Principal Executive Officer and Director)
    Joan M. Wrabetz

/s/ Steven E. Opdahl                    Chief Financial Officer
---------------------                     (Principal Financial and Accounting Officer)
    Steven E. Opdahl

/s/ Yuval Almog                         Director
---------------------
    Yuval Almog

/s/ Tom R. Dillon                       Director
---------------------
    Tom R. Dillon

/s/ Donald L. Lucas                     Director
---------------------
    Donald L. Lucas

/s/ Fred G. Moore                       Director
---------------------
    Fred G. Moore

/s/ John J. Mitcham                     Director
---------------------
    John J. Mitcham

                              TRICORD SYSTEMS, INC.


                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000


ITEM                                                            PAGE
NUMBER                           ITEM                          NUMBER
------                           ----                          ------
3.1      Certificate of Incorporation (a)
3.2      Amendment to Certificate of Incorporation, dated
           March 29, 1999 (i)
3.3      Bylaws (a)
3.4      Certificate of Designations, Preferences and Rights
           of Series E Convertible Preferred Stock dated
           February 27, 2001 (k)
4.1      Rights Agreement (d)
4.2      Amendment to Rights Agreement, dated January 30,
           1999, between the Company and Norwest Bank
           Minnesota, N.A. (g)
4.3      Series E-1 Stock Purchase Warrant dated February 27,
           2001 issued to RGC International Investors, LDC (k)
4.4      Series E-1 Stock Purchase Warrant dated February 27,
           2001 issued to RGC International Investors, LDC (k)
10.1     Form of Indemnification Agreement (l)
10.2     1994 Employee Stock Purchase Plan (b)
10.3     1995 Stock Incentive Plan (c)
10.4     Change of Control Agreement, dated September 13, 1996,
           between the Company and Charles E. Pearsall (e)
10.5     Stock Purchase Agreement, dated December 7, 1998,
           by and among the Company and the Purchasers (f)
10.6     1998 Stock Incentive Plan, as amended effective
           January 30, 1999 and March 30, 2000 (j)
10.7     1998 Non-Employee Director Stock Plan, as amended
           effective January 30, 1999, March 30, 2000 and
           November 2, 2000 (1)
10.8     Lease Agreement, dated July 28, 1997, between the
           Company and Liberty Property Limited Partnership (e)
10.9     Stock Purchase Agreement, dated July 23, 1999,
           by and among the Company and the Purchasers (i)
10.10    Amendment to Lease Agreement, dated February 10, 2000,
           between the Company and Liberty Property Limited
           Partnership (i)
10.11    Employment Agreement, dated March 1, 2000, between
           the Company and Joan M. Wrabetz (i)

ITEM                                                                 PAGE
NUMBER                               ITEM                           NUMBER
------                               ----                           ------
10.12    Stock Purchase Agreement, dated April 13, 2000,
           by and among the Company and the Purchasers (j)
10.13    Amended and Restated Investors Rights Agreement,
           dated April 13, 2000, by and among the Company,
           the Investors and the Major Holder (j)
10.14    Employment Agreement, dated June 28, 2000,
           between the Company and Steven E. Opdahl (j)
10.15    Employee Agreement, dated March 13, 2000,
           between the Company and Gregory A. Dahl (1)
10.16    Employment Agreement, dated April 4, 2000,
           between the Company and Dennis J. Cindrich (1)
10.17    Employee Agreement, dated November 2, 2000,
           between the Company and Kerry R. Yndestad (1)
10.18    Employee Agreement, dated November 8, 2000,
           between the Company and John J. Mitcham (1)
10.19    Agreement between the Company and Wit
           SoundView Corporation (1)
10.20    Lease Agreement, dated November 20, 2000, between
           the Company and Public Employees' Retirement
           Association of Colorado (1)
10.21    Securities Purchase Agreement dated February 27,
           2001 between the Company and RGC International
           Investors, LDC (k)
10.22    Registration Rights Agreement dated February 27,
           2001 between the Company and RGC International
           Investors, LDC (k)
13.1     Annual Report to Stockholders for the year ended
           December 31, 2000 (to be deemed filed only to
           the extent required by the instructions to exhibits
           for reports on Form 10-K) (1)
21.1     Subsidiaries of the Company (1)
23.1     Consent of Independent Accountants (1)
--------------------------------------------------------------------
(a)      Incorporated by reference to the exhibits to the Company's
           Registration Statement on Form S-1 (File No. 33-48733).
(b)      Incorporated by reference to the exhibits to the Company's
           Registration Statement on Form S-8 (File No. 33-76532).
(c)      Filed in connection with Annual Report on Form 10-K for
           the year ended December 31, 1994.
(d)      Filed in connection with Annual Report on Form 10-K for
           the year ended December 31, 1995.
(e)      Filed in connection with Annual Report on Form 10-K for

ITEM                                                                     PAGE
NUMBER                          ITEM                                    NUMBER
------                          ----                                    ------
           the year ended December 31, 1997.
(f)      Incorporated by reference to the exhibits to the Company's
           Current Report on Form 8-K, dated December 15, 1998
           (File No. 0-21366).
(g)      Filed in connection with Annual Report on Form 10-K
           for the year ended December 31, 1998.
(h)      Incorporated by reference to the exhibits to the Company's
           Quarterly Report on Form 10-Q For the Quarter Ended
           March 31, 1999 (File No. 0-21366).
(i)      Filed in connection with Annual report on Form 10-K
           for the year ended December 31, 1999.
(j)      Incorporated by reference to the exhibits to the Company's
           Quarterly Report on Form 10-Q For the Quarter Ended
           June 30, 2000 (File No. 0-21366).
(k)      Incorporated by reference to the exhibits to the Company's
           Current Report on Form 8-K, dated February 28, 2001
           (File No. 0-21366)
(l)      Filed herewith.