Form 10-Q
period 2001-03-31
TRICORD SYSTEMS INC /DE/
filed 2001-05-15
CIK 837166

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

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001

                  Transition Report Pursuant to Section 13 or 15(d)
-----------       of the Securities Exchange Act of 1934

For the Transition Period from          to
                               --------    --------

COMMISSION FILE NUMBER 0-21366

                              TRICORD SYSTEMS, INC.
             -----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                       DELAWARE                           41-1590621
            -------------------------------            ----------------
            (STATE OR OTHER JURISDICTION OF            (I.R.S. EMPLOYER
            INCORPORATION OR ORGANIZATION)            IDENTIFICATION NO.)

2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA                 55441
-------------------------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                   (ZIP CODE)

                                 (763) 557-9005
              ---------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES          X                     NO
                           ---------                            -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                   OUTSTANDING AT
                  CLASS                            APRIL 30, 2001
                  -----                            --------------
              Common Stock,
             $0.01 par value                        24,377,616

================================================================================

                     PART I. FINANCIAL INFORMATION

                      ITEM 1: FINANCIAL STATEMENTS

                         TRICORD SYSTEMS, INC.
                        STATEMENTS OF OPERATIONS
                              (unaudited)

                                                                Three Months Ended March 31,
                                                                ----------------------------
(In thousands, except per share data)                               2001            2000
                                                                    ----            ----

Operating expenses:
      Research and development                                   $  2,883            1,240
      Sales and marketing                                           2,245              375
      General and administrative                                      844              654
                                                                  -------           ------
                                                                    5,972            2,269
                                                                  -------           ------

Operating loss                                                     (5,972)          (2,269)
                                                                  -------           ------

Other income (expense):
      Interest, net                                                   323               34
      Other, net                                                        1               (2)
                                                                  -------           ------
                                                                      324               32
                                                                  -------           ------

Loss from continuing operations                                    (5,648)          (2,237)
                                                                  -------           ------

Gain on disposal of discontinued operations                             -               44

Net loss                                                           (5,648)          (2,193)
                                                                  -------           ------

Beneficial conversion charge, Series E Preferred Stock               (167)               -
Premium on Series E Preferred Stock                                   (99)               -
                                                                  -------           ------

Net loss applicable to common shares                             $ (5,914)          (2,193)
                                                                  =======           ======

Loss per common share from continuing operations -
      basic and diluted                                          $  (0.24)           (0.11)
                                                                  =======           ======

Net loss per common share - basic and diluted                    $  (0.24)           (0.11)
                                                                  =======           ======

Weighted average common shares outstanding
      - basic and diluted                                          24,326           20,373
                                                                  =======           ======


            See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                     March 31,     December 31,
(In thousands, except per share data)                                  2001           2000
                                                                     ---------      -------
                                                                    (unaudited)
Current assets:
     Cash and cash equivalents                                       $  33,466       16,825
     Inventories                                                           506            -
     Other current assets                                                  139          194
                                                                     ---------      -------
        Total current assets                                            34,111       17,019

Equipment and improvements, net                                          3,723        3,114
                                                                     ---------      -------

        Total Assets                                                 $  37,834       20,133
                                                                     =========      =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                $   1,223        1,521
     Accrued payroll, benefits and related taxes                         1,033        1,065
     Other accrued expenses                                                163          123
                                                                     ---------      -------
        Total current liabilities                                        2,419        2,709

Capital lease obligation                                                   150          112

Commitments

Convertible, redeemable Series E Preferred Stock,
     $1,000 par value; 25 shares authorized, 25 issued and
     outstanding (redemption value at March 31, 2001
     of $25,099)                                                         9,318            -

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares
        authorized, 24,369 and 24,278 shares
        issued and outstanding                                             244          243
     Additional paid-in capital                                        129,803      115,704
     Unearned compensation                                                (968)      (1,151)
     Accumulated deficit                                              (103,132)     (97,484)
                                                                     ---------      -------
        Total stockholders' equity                                      25,947       17,312
                                                                     ---------      -------

        Total Liabilities, Convertible, Redeemable Preferred
           Preferred Stock and Stockholders' Equity                  $  37,834       20,133
                                                                     =========       ======


        See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                          Three Months Ended March 31,
                                                                          ----------------------------
(In thousands)                                                                2001            2000
                                                                            ---------        -------

Cash flows from operating activities:
     Net loss                                                               $ (5,648)        (2,193)
     Adjustments to reconcile net loss to net
      cash used in operating activities:
        Stock compensation                                                       151            783
        Depreciation and amortization                                            508             49
        Changes in operating assets and liabilities:
           Inventories                                                          (506)             -
           Other current assets                                                   55             32
           Accounts payable                                                     (298)            29
           Accrued payroll, benefits and related taxes                           (32)            (9)
           Other accrued expenses                                                (25)            70
                                                                            --------          -----
              Net cash used in operating activities                           (5,795)        (1,239)
Cash flows from investing activities:
     Capital expenditures                                                     (1,006)           (59)
                                                                            --------          -----
              Net cash used in investing activities                           (1,006)           (59)
                                                                            --------          -----
Cash flows from financing activities:
     Principal payments on capital lease obligations                             (18)             -
     Stock option and warrant exercises                                           60            994
     Proceeds from issuance of preferred stock and warrants, net              23,400              -
                                                                            --------          -----
              Net cash provided by financing activities                       23,442            994
                                                                            --------          -----
Net increase (decrease) in cash and cash equivalents                          16,641           (304)
Cash and cash equivalents at beginning of period                              16,825          3,082
                                                                            --------          -----

Cash and cash equivalents at end of period                                  $ 33,466          2,778
                                                                            ========          =====

                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited interim statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position at March 31, 2001, and results of operations and cash flows for the interim periods ended March 31, 2001 and 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included in the Company's 2000 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from such audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. CONVERTIBLE, REDEEMABLE SERIES E PREFERRED STOCK

On February 27, 2001 the Company closed a private placement of $25.0 million in Series E Convertible Preferred Stock. Net cash proceeds from the placement were approximately $23.4 million, net of approximately $1.6 million of offering costs. Under terms of the offering, the Company issued 25,000 shares of 4.75% Series E Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into the number of shares of the Company's Common Stock that is equal to the stated value ($1,000) of each share plus accrued premium and default payments (if any) divided by the conversion price, which is currently $9.50, but is subject to adjustment in certain circumstances. In addition, the Company issued warrants to the Preferred Stockholders with an 18-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $12.40 per share, and warrants with a 24-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $14.50 per share. In addition, the Company issued warrants to the placement agent with a five-year term to purchase up to 110,526 shares of the Company's Common Stock at $9.50 per share.

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature was initially recorded as an increase in additional paid-in capital and will be amortized using the effective interest method as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. These charges will also increase the carrying value of the Preferred Stock. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity and an increase in the carrying value of Preferred Stock. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three year term, without adjustment of the conversion price as described below, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. During the quarter ended March 31, 2001, the Company recorded amortization of the beneficial conversion feature and accrued premium of $167,000 and $99,000, respectively.

The fair value of the warrants was measured using the Black-Scholes option-pricing model. The recorded value of the warrants of approximately $5.6 million, initially recorded as an increase in additional paid-in capital, reflects an allocation of the net proceeds of the offering based upon the relative fair values of the Preferred Stock and the warrants issued with the Preferred Stock.

For a complete description of the rights and preferences of the Preferred Stock, please see the Certificate of Designation, Preferences and Rights of the Preferred Stock and other documents attached as exhibits to the Current Report on Form 8-K as filed by the Company on February 28, 2001. Key terms of the Preferred Stock include the following:

Voting Rights. The holders of the Preferred Stock have no voting rights except as may be required by Delaware law.

Dividends. The holders of Preferred Stock are not entitled to the payment of dividends other than the 4.75% premium. The Company is prohibited from paying dividends to any other stockholders or from repurchasing or redeeming any other class of stock without the prior approval of the majority of the Preferred Stockholders.

Liquidation Preference. Upon any liquidation, dissolution or winding up of the affairs of the Company or any change in control of the Company, as defined, the holder of each share of Preferred Stock shall be entitled to be paid $1,000 per share plus all accrued premium amounts and any default payments due (as defined) (the "Liquidation Preference Amount") prior and in preference to any payment to holders of Common Stock. If the assets of the Company upon such event are insufficient to make such payment in full, then the holders of the Preferred Stock shall be entitled to pro rata distribution of all the assets of the Company.

Conversion. The holders of Preferred Stock may convert such stock into shares of common stock at any time until maturity (also see Forced Conversion at Maturity below).

Conversion Rate. The stated value of each share of the Preferred Stock ($1,000) plus any premium accrued at 4.75% and any default payments due (as defined) is convertible into common stock at $9.50 per share, subject to adjustment in certain circumstances ("Conversion Rate").

Adjustments to Conversion Rate. The Conversion Rate is subject to adjustment at maturity or upon certain future issuances of common stock or rights to acquire Common Stock (as defined) at a price less than $9.50 per share. Any adjustment to the conversion rate will result in an increase in the amount ascribed to the beneficial conversion feature discussed above.

Forced Conversion or Redemption at Maturity. Subject to certain limitations (as defined), any Preferred Stock remaining outstanding at February 27, 2004 shall be subject to a forced conversion unless the Company elects to redeem such outstanding Preferred Stock for the Liquidation Preference Amount. The conversion rate for the forced conversion shall be based upon the lowest average trading price of the Company's common stock for 10 of the last 15 trading days preceding February 27, 2004. Most rights, including the right to earn the 4.75% annual premium, shall cease for any shares of Preferred Stock remaining outstanding after February 27, 2004.

Early Forced Conversion. At any time after February 27, 2002, if the Company's Common Stock trades at an average price of at least $19 for 20 consecutive days and the Company has fulfilled certain registration requirements, the Company may require the holders of the Preferred Stock to convert their shares at the Conversion Rate.

Optional Redemption. At any time, if the Company has fulfilled certain registration requirements, the Company may elect to redeem any outstanding shares of Preferred Stock at a price per share equal to 115% of the Liquidation Preference Amount.

Required Redemption. In the event of certain defaults by the Company, which such defaults primarily relate to a failure by the Company to issue shares of Common Stock upon conversion of the Preferred Stock, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock at the Liquidation Preference Amount or such other amount (as defined) to be determined at the date of the redemption. Under certain circumstances the Company may be required to obtain stockholders' approval to allow for issuance of additional shares of Common Stock upon conversion of a portion of the Preferred Stock. If such approval is not obtained, the Company may be required to redeem the portion of shares of Preferred Stock which cannot be converted into Common Stock due to the lack of stockholder consent.

Registration Rights. The Company is obligated to file a registration statement with the Securities and Exchange Commission (SEC) to cover the resale of the Company's common stock issuable upon the conversion of the Preferred Stock and the exercise of the warrants issued with the Preferred Stock. The Company has filed the required registration statement. If the registration statement is not declared effective by the SEC within 120 days of the Preferred Stock sale closing, or if effectiveness lapses while the Preferred Stock is outstanding, the Company is subject to certain financial penalties (as defined).

3. INVENTORIES

Inventories, which consist primarily of work-in-process units, as well as beta and evaluation units, are stated at the lower of cost or market. Cost is determined using actual costs or standard costs which approximate actual costs determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence or other factors in the evaluation of net realizable value.

The Company also has signed a non-exclusive integration agreement with a contract manufacturer to manufacture, integrate and assemble the Company's new Lunar Flare(TM) NAS server appliance. Under the agreement, the manufacturer will supply and assemble the hardware components that comprise Lunar Flare appliances, integrate the Company's Illumina(TM) aggregation software, provide testing services and drop-ship to the Company's channel partners and customers. All product purchases by the Company from the manufacturer will be done through purchase orders. The Company will determine the minimum number of units of server appliances that the manufacturer will build and hold as finished goods, ready for shipment to the Company's customers. The Company will provide a non-cancelable, non-returnable purchase order for all such finished goods inventory. In addition, the Company is required to provide the manufacturer with a non-cancelable, non-returnable purchase order for unique parts (as defined by the agreement) to be purchased by the manufacturer for integration into the Company's server appliance. The Company will also be required to reimburse the manufacturer for obsolete, unique and excess material (as defined) and related supplier cancellation charges because of actions by the Company, such as cancellation of a purchase order, termination of the agreement or implementation of an engineering change order.

As of March 31, 2001, the Company had approximately $400,000 of outstanding purchase orders related to inventory purchases.

4. DISCONTINUED OPERATIONS

In August 1999, the Company sold all remaining assets related to the server line of business (sometimes referred to as the "legacy business"). The Company has reported results of operations of the legacy business as discontinued operations for all periods presented. Terms of the asset sale required the buyer to pay the Company up to $200,000 of additional cash consideration based upon levels of revenues generated from the legacy business through December 31, 2000 and any such cash received has been reported as a gain on disposal of discontinued operations. As of March 31, 2001, no further consideration is due to the Company.

5.  SUPPLEMENTAL CASH FLOW INFORMATION

During the first quarter ended March 31, 2001, expenses for outside directors meeting fees of $20,000 were settled through the issuance of 2,171 shares of common stock.

During the first quarter of 2001, the Company acquired $111,000 of equipment pursuant to terms of capital leases.

6. INCOME (LOSS) PER SHARE

Loss per common share from continuing operations is computed by dividing loss from continuing operations applicable to common shares by the weighted average number of common shares outstanding during each period. Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of loss per common share from continuing operations and net loss per common share as their impact is antidilutive. Loss per common share from continuing operations and net loss per common share do not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 14,300,000 shares for the three month period ended March 31, 2001 and approximately 8,600,000 shares for the three month period ended March 31, 2000. The net loss per common share does not reflect the approximately 2,650,000 common shares into which the Series E Preferred Stock could be converted as of March 31, 2001 because the effect would be antidilutive.

7. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Tricord Systems, Inc. designs, develops and markets innovative server appliances for content-hungry applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a cluster, managed as a single resource. During 2000, we continued developing our aggregation software and began beta testing our initial Lunar Flare server appliance for the network attached storage (NAS) market segment. In December 2000, we announced our first server appliance, Lunar Flare(TM) NAS, a general file serving storage device for Windows(R) users designed to offer seamless growth and ease of management. Lunar Flare NAS and other Illumina-enabled appliances are designed to be virtually plug-and-play, offering seamless growth and continuous access to content with no downtime. As we ended the first quarter of 2001, our initial Lunar Flare NAS appliance continued in beta testing. In late April 2001, we began shipping Lunar Flare NAS in limited availability.

Before focusing our efforts exclusively on the development of Illumina, we had historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications principally running on Microsoft(R) Windows NT(R) and Novell(R) NetWare(R).

See "Factors That May Affect Future Results" at the end of this section for a discussion regarding forward-looking statements contained herein.


RESULTS OF OPERATIONS

Research and Development

Research and development expenses increased to $2,883,000 for the first quarter ended March 31, 2001, from $1,240,000 for the first quarter ended March 31, 2000, primarily due to headcount additions and the continued development and testing of the Company's initial network-attached storage server appliance. The Company anticipates that research and development costs will continue to rise during the remainder of 2001 compared to 2000 levels, due primarily to increased headcount and ongoing development efforts.

Sales and Marketing

Sales and marketing expenses increased to $2,245,000 for the first quarter ended March 31, 2001 from $375,000 for the first quarter ended March 31, 2000, primarily due to significant increases in headcount and increased expenditures related to efforts of the Company to increase market awareness for its initial Lunar Flare NAS server appliance.

The Company currently anticipates that sales and marketing expenses will continue to increase significantly during the remainder of 2001 compared to 2000 levels, due primarily to the Company's plans to aggressively market and sell its server appliance products.

General and Administrative

General and administrative expenses increased to $844,000 for the first quarter ended March 31, 2001 from $654,000 for the quarter ended March 31, 2000, primarily due to headcount additions and costs associated with expanding the Company's general and administrative infrastructure in anticipation of the Company's product release. The Company currently anticipates that general and administrative expenses for 2001 will continue to grow and be greater than 2000 levels due primarily to continued expansion of the Company's infrastructure.

Stock-Based Compensation

Stock-based compensation decreased to $151,000 for the first quarter ended March 31, 2001 from $783,000 for the first quarter ended March 31, 2000, primarily due to a decrease in the fair market value of the Company's common stock, which resulted in a lower charge for stock compensation related to options which were granted to non-employee contractors. These amounts do not affect the net stockholders' equity of the Company. These non-cash expenses increased expenses, loss from continuing operations and net loss applicable to common shares as follows:

Non-Cash Stock Compensation Expense
(in thousands, except per share amounts)



                                 March 31,
                             ---------------
                              2001     2000
                             ------   ------

Research and development     $  109   $  393
Sales and marketing              12      109
General and administrative       30      281
                             ------   ------
                             $  151   $  783
                             ======   ======

Impact per common share      $(0.01)  $(0.04)
                             ======   ======

Other Income, Net

Other income, net increased to $324,000 for the first quarter of 2001 from $32,000 for the first quarter of 2000, primarily due to an increase in interest income as a result of the investment of the net proceeds from private placements in April 2000 and February 2001.

Series E Convertible Preferred Stock Charges

Preferred stock charges during the first quarter ended March 31, 2001 reflect charges against stockholders' equity that consist of the beneficial conversion charge of $167,000 and $99,000 representing the accrual of the 4.75% premium related to the Series E Preferred Stock. The beneficial conversion charge reflects amortization of the beneficial conversion feature related to the preferred stock. These non-cash charges reduced stockholders' equity and increased the net loss applicable to common shares. If the preferred stock remains outstanding, the beneficial conversion charge will be between approximately $500,000 and $600,000 and the premium will be approximately $300,000, for each remaining quarter of 2001.


LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents during the first three months of 2001 was $16,641,000, due primarily to $23,400,000 received from the net proceeds of the private placement of Series E Convertible Preferred Stock in February 2001, partially offset by net cash used of $5,795,000 in operating activities and capital expenditures of $1,006,000. Cash used in operating activities was due primarily to the net loss of $5,648,000 for the first three months of 2001. Capital expenditures were made to acquire equipment, expand facilities and implement systems to support the expanding infrastructure of the Company. The Company currently anticipates that total capital expenditures for all of 2001 will approximate $3 million as the Company continues to build its infrastructure to support the development, marketing, selling and delivery of its server appliance products.

As of March 31, 2001, the Company had $33.5 million in cash and cash equivalents. The Company currently believes that its cash and cash equivalents are sufficient to fund its operations for at least the next twelve months.


FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. When used in this report, the words "anticipates," "believes," "expects," "intends," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. Other statements of the Company's plans and objectives may also be considered to be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. The risks and uncertainties described below are not the only ones we are faced with. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations. If any of these risks actually occur, our financial condition and operating results could be materially adversely affected. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report by the Company as well as the Company's other filings with the Securities and Exchange Commission.

DURING 2000 AND THE FIRST QUARTER OF 2001, WE DID NOT GENERATE ANY REVENUES, AND WE ANTICIPATE THAT ANY REVENUES THAT WE DO GENERATE WILL COME FROM PRODUCTS BASED ON A SINGLE TYPE OF NEW SOFTWARE TECHNOLOGY THAT HAS NOT BEEN PREVIOUSLY USED IN THE MARKETPLACE.

Since we sold the remaining assets associated with our server line of business in August 1999 and through the first quarter of 2001, we have not generated any revenues from the sale of products. Although we currently anticipate generating revenues again starting in the second quarter of 2001, beginning with sales of our initial Lunar Flare NAS server appliance, we cannot assure you when we will generate revenues or that we will be able to generate revenues at a level that meets expectations.

Further, Lunar Flare NAS utilizes Illumina, and all other products we currently plan to develop are also designed to utilize Illumina. Because Illumina is a new type of software technology, we cannot be sure that we will sell a significant number of Lunar Flare NAS appliances, nor can we be sure that anyone will buy our other Illumina-based products that we may develop. If demand for Lunar Flare NAS and any other Illumina-based products that we may develop fails to materialize, we will not have any products to sell for the foreseeable future.

SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN A DELAY IN DELIVERY OF OUR PRODUCTS OR LOSS OF, OR DELAY IN, MARKET ACCEPTANCE OF OUR PRODUCTS WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Software errors or failures found in our products may result in a delay in delivery of our products. Further, even though we have performed a significant amount of testing of our Illumina software and our initial Lunar Flare NAS server appliance, they may still contain software errors or failures that may be discovered by customers after shipment, which could result in loss of, or delay in, market acceptance, which could in turn materially adversely affect our operating results. Similarly, other products we develop may contain software errors or failures which may result in a delay in delivery of such products or which are not detected or remedied until after we ship such products. The occurrence of such errors in either the Lunar Flare NAS or other Illumina-based products could result in:

    -    The delay in delivery of these products;
    - The loss of, or delay in, market acceptance and sales of these products;
    -    Diversion of development resources;
    -    Injury to our reputation; or
    -    Increased maintenance and warranty costs.

Moreover, because of the way customers may use our products, we may be subject to significant liability claims if our products do not work properly. Although the agreements we use to sell our Illumina-based products contain provisions designed to limit our exposure to potential product liability claims, it is possible that such limitation-of-liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. If we are found to be liable to defective product claims, such liability may have a harmful effect on our business and financial condition.

THE SUCCESS OF OUR LUNAR FLARE NAS SERVER APPLIANCES AND OTHER ILLUMINA-BASED PRODUCTS DEPENDS UPON MARKET ACCEPTANCE OF OUR TECHNOLOGY.

Due to the fact that we have been focusing nearly all of our resources on developing products which utilize Illumina, our future financial performance will be largely dependent on the acceptance of our Illumina aggregation software. We cannot assure you that the server appliance market, our target market for our aggregation software, will accept Illumina or the products utilizing it. Factors that may affect the market acceptance of our products, some of which are beyond our control, include the following:

    -    The growth and changing requirements of the server appliance market;
    - The availability, performance, quality, price and total cost of ownership of our products;
    - The availability, performance, quality, price, and total cost of ownership of competing products and technologies; and
    - The successful development of our relationships with licensed manufacturers, original equipment manufacturers and channel partners.

If customers do not purchase the Lunar Flare NAS or our other Illumina-based products for any reason, our revenues and operating results will be adversely affected because we currently have no other products to sell.

WE OPERATE IN AN EXTREMELY COMPETITIVE AND RAPIDLY CHANGING MARKETPLACE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US WHICH MAY ALLOW THEM TO MORE QUICKLY REACT TO CHANGES IN THE MARKETPLACE.

We operate in an extremely competitive and rapidly changing marketplace, and we cannot assure you that we can establish and maintain a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources. In addition, we expect that the market for the Lunar Flare NAS, our initial server appliance targeting the network-attached storage market, will become consolidated with larger companies possibly being in a better position than us to compete in this rapidly changing marketplace. As the server appliance market continues to develop, a number of companies which have greater resources than us could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or potential business partners.

IF GROWTH IN THE NETWORK-ATTACHED-STORAGE ("NAS") MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD BE NEGATIVELY IMPACTED.

We believe our future financial performance will depend in large part upon the continued growth in the NAS market. We expect that any revenues that we are able to generate from product sales in 2001 will come primarily from Illumina-based products which are sold in the NAS marketplace. The market for NAS products, however, may not continue to grow at the current rate and could possibly decline. Long-term trends in storage technology may change and competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the NAS market grows more slowly than anticipated or declines, our operating results could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO EXPERIENCE LOSSES IN THE FUTURE, WHICH COULD RESULT IN THE MARKET PRICE OF OUR COMMON STOCK DECLINING.

Over the last five years, we have incurred significant net losses, including net losses of $13.6 million, $7.6 million and $2.1 million in 2000, 1999 and 1998 respectively. We also incurred a net loss of $5.6 million for the first quarter of 2001. We expect to continue to have losses in the future. In addition, we had an accumulated deficit of $101.3 million as of March 31, 2001. We believe that our future growth depends upon the success and market acceptance of Lunar Flare NAS and other Illumina-based products, as well as our ability to develop new products and adopt successful marketing and sales strategies, all of which will require us to incur significant product development and sales and marketing expenses. We anticipate that our expenses will increase substantially in 2001 as we:

    -    Increase our sales and marketing activities;
    -    Introduce and expand our Lunar Flare product line;
    -    Establish and expand our distribution channels;
    -    Continue and expand our product development activities;
    -    Develop strategic partnerships and alliances with third parties;
    - Create and market additional server appliance products based on Illumina; and
    - Implement additional internal systems, develop additional infrastructure and hire additional personnel to keep pace with our growth.

As a result of our expected increases in expenses, we will need to generate significant revenues to achieve profitability. If we do not significantly increase our revenues or if we fail to control our costs as we implement our business strategies, it will be difficult to achieve and maintain profitability. If we do not achieve and maintain profitability, the market price of our common stock may decline substantially.

IF WE FAIL TO ESTABLISH SUFFICIENT DIRECT AND INDIRECT SALES CHANNELS FOR OUR PRODUCTS, OUR ABILITY TO GENERATE REVENUE MAY BE LIMITED.

In order to grow our business, we will need to increase market awareness of our server appliances and proprietary software. To achieve these objectives, we believe it will be necessary to establish and expand our direct and indirect sales channels. We plan to sell our products directly to end users as well as through indirect sales channels, including value added resellers, agents and original equipment manufacturers. These potential sales strategies present risks to our business. To sell our products directly to end users, our sales people that we hire will need to sell an entirely new product to customers in a market in which we have not previously sold. We cannot assure you that we will be able to successfully market our products to end users or that we will be able to do so profitably.

To sell our Illumina-based products through distribution partnerships and other indirect sales channels, we will need to establish relationships with businesses with whom we do not currently have relationships. Our failure to establish such relationships on acceptable terms or in sufficient numbers could adversely affect our ability to introduce and market our products successfully. Even if we do establish such distribution relationships, using other businesses to sell the products we are developing presents several risks to our business. These risks include our inability to control the distributors, our dependence upon their continued commercial success and financial stability, and the possibility that they may be unable to market or sell our products effectively. In addition, we anticipate our agreements with distribution partners will typically be non-exclusive, so they could carry competing product lines, devote their efforts to other products in different markets, reduce or discontinue sales of our products, fail to devote the resources necessary to provide effective sales and marketing support of our products or develop their own competing product lines.

WE FACE RISKS OF TECHNOLOGICAL CHANGES THAT MAY RENDER OUR PRODUCTS OBSOLETE.

The markets we serve are characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our products and software, including Lunar Flare NAS and Illumina, obsolete and unmarketable. Our future success will depend upon our ability to develop and introduce new products (including new software releases and enhancements) on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We cannot assure you that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our operating results will be materially adversely affected.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OPERATING SYSTEM SOFTWARE FOR WHICH WE HAVE NO RESPONSIBILITY OR CONTROL.

Our initial Lunar Flare NAS server appliance is designed to be used with the Linux operating system, which is not designed or manufactured by us. We anticipate that Lunar Flare NAS may in the future, after we further modify and enhance it, be able to be used with the Windows NT(R) and UNIX(R) operating systems, both of which are designed and manufactured by parties over whom we have no control. Similarly, we anticipate future Illumina-based products may also be designed to be used with the Windows NT(R), Linux and UNIX(R) operating systems. Therefore, our business depends on the market acceptance of Windows NT(R), Linux and UNIX(R) to run computer networks and the willingness of the manufacturers of these operating systems to continue to offer a quality product. Because we have no control over the market acceptance of any of this operating software or their manufacturers to continue to offer quality products that fulfill market demand, our ability to generate revenues will be largely dependent on the ability and desire of such manufacturers to continue to offer quality products that fulfill market demand.

WE MAY BE UNABLE TO HIRE AND RETAIN REQUIRED, HIGHLY-SKILLED MANAGERIAL AND TECHNICAL PERSONNEL.

Our future success depends, in significant part, upon retaining the continued service and performance of our senior management, team members, consultants and other key personnel as well as our continued ability to attract and recruit qualified personnel. Losing the services of any member of our management team could impair our ability to effectively manage our company and to carry out our business plan. We also need to hire additional sales, marketing, engineering, service and administrative personnel to grow our business and generate revenues. If we are unable to hire and retain these employees, our business and operations would be adversely affected. Competition for people with the skills we require is intense, and we cannot assure you that we will be able to hire such people or that we will be able to do so without offering these people salaries that are significantly higher than we have historically paid. Additions of new personnel and departures of existing personnel could disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel and even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure.

WE RELY ON CONTRACT MANUFACTURERS/INTEGRATORS TO PRODUCE OUR PRODUCTS AND, IF OUR MANUFACTURERS FAIL TO MEET OUR REQUIREMENTS, WE MAY BE UNABLE TO MEET CUSTOMER REQUIREMENTS AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our arrangements with our contract manufacturers who produce our products currently do not guarantee production levels or manufacturing prices. These manufacturers may not have additional capacity available when we need it and they may experience shortages in supply of key components for an extended time, which would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. Also, commencing volume production or expanding production to another facility they own may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional manufacturing sites we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find new or additional outside manufacturers to manufacture our products in higher volume and at lower cost to meet increased demand and competition. If we are required or choose to change outside manufacturers, we may lose sales and our business could be materially adversely affected.

OUR RELIANCE UPON PATENTS, DOMESTIC TRADEMARK LAWS AND CONTRACTUAL PROVISIONS TO PROTECT OUR PROPRIETARY RIGHTS MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY FROM OTHERS WHO MAY SELL SIMILAR PRODUCTS.

Our products are differentiated from those of our competitors because we utilize Illumina, our internally developed software. If we fail to protect Illumina and our other intellectual property, other vendors could develop and sell products with features similar to ours, and this could reduce demand for our products. We have been granted one U.S. patent related to Illumina and we currently have eight additional United States patent applications pending with respect to Illumina to protect our intellectual property rights. We also rely on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

We believe that the steps we have taken to safeguard our intellectual property afford only limited protection. Others may develop technologies that are similar or superior to our technology or design around the patents and trade secrets we own. Despite the precautions we have taken, laws and contractual restrictions may not be sufficient to prevent misappropriation of our technology or deter others from developing similar technologies.

In addition, the laws of the countries in which we may market our services and solutions may offer little or no effective protection of our proprietary technology. Reverse engineering, unauthorized copying or other misappropriation of our patented, proprietary technology or disclosure as a result of the use of open source software, could enable third parties to benefit from our technology without paying us for it, which would significantly harm our business.

OTHERS MAY ASSERT INTELLECTUAL PROPERTY CLAIMS AGAINST US AND OUR OPERATING RESULTS WOULD SUFFER IF WE WERE SUBJECT TO A PROTRACTED INFRINGEMENT CLAIM OR IF WE BECOME OBLIGATED TO PAY A SIGNIFICANT DAMAGE AWARD.

Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We do not believe that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights and such claims may be found to be valid. Any claims, with or without merit, could:

    -    Be time-consuming to defend;
    -    Result in costly litigation;
    -    Divert our management's attention and resources;
    -    Cause product shipment delays; and
    -    Require us to enter into royalty or licensing agreements.

If we are found to be infringing upon the rights of others, we could be forced to develop a non-infringing alternative that could be costly and time-consuming. We may also be required, if we are found to be infringing on the intellectual rights of others, to enter into royalty or licensing agreements with a third party, which agreements may not be available on terms acceptable to us. A valid claim by a third party of product infringement against us or our failure or inability to license the infringed or similar technology could adversely affect our business because we would not be able to sell the impacted product without redeveloping it or incurring significant additional expenses.

WE MAY NEED ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US AND, IF RAISED, MAY DILUTE OUR EXISTING INVESTORS' OWNERSHIP INTEREST IN US.

We may need to raise additional funds to develop or enhance our software and server appliances, fund expansion, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities may have rights, preferences and privileges senior to those of our current stockholders which may adversely impact current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

OUR STOCK IS SUBJECT TO POTENTIAL DILUTION THROUGH THE CONVERSION OF SERIES E PREFERRED STOCK, AND THE ACCOUNTING TREATMENT FOR THE SERIES E PREFERRED STOCK CONVERSION FEATURE WILL RESULT IN SIGNIFICANT, NON-CASH CHARGES AGAINST INCOME APPLICABLE TO COMMON STOCKHOLDERS.

The shares of Series E Preferred Stock issued in February 2001 are convertible into shares of our common stock at a conversion price of $9.50 per share of common stock. However, the conversion price of the Series E Preferred Stock may be decreased in certain circumstances (which could result in an increase in the number of shares of common stock issued upon conversion of the Series E Preferred stock), including if we sell shares of our common stock in certain circumstances below the initial conversion price of $9.50 or issue securities that are convertible into shares of common stock at an effective price of less than $9.50 per share. In addition, if the Series E Preferred Stock is not converted to our common stock prior to February 27, 2004 (unless the Company elects to redeem the Preferred stock), it will automatically convert to common stock on that date, and the conversion price will be based on the average market price of our common stock during the fifteen trading days preceding that date. If the average market price of our common stock is lower than $9.50 during these fifteen days, the conversion price will be lower that $9.50 and the number of shares of common stock into which the Series E Preferred Stock is convertible will increase, possibly by a substantial amount, which would dilute the percentage ownership of our existing shareholders. An increase in the number of shares issued or issuable upon conversion of the Series E Preferred stock could have a material adverse effect on the market price of our Common Stock.

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature will be amortized as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three year term, without adjustment of the conversion price as described above, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. If the conversion price is adjusted as described above, an increase in the number of shares issued or issuable upon conversion of the Series E Preferred stock could result in increased charges against income applicable to common stockholders and could have a material adverse effect on the market price of our Common Stock.

WE CURRENTLY DO NOT ANTICIPATE PAYING ANY CASH DIVIDENDS.

We currently intend to retain any future earnings for use in our business and do not anticipate paying any cash dividends in the foreseeable future. Therefore, any gains from your investment in our common stock will have to come from an increase in its market price.

THE MARKET PRICE OF OUR COMMON STOCK HAS FLUCTUATED SIGNIFICANTLY IN THE PAST AND WILL LIKELY CONTINUE TO DO SO IN THE FUTURE AND ANY BROAD MARKET FLUCTUATIONS MAY MATERIALLY ADVERSELY AFFECT THE MARKET PRICE OF OUR COMMON STOCK.

The market price of our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

    - Successful and timely development and introduction of Lunar Flare NAS and other Illumina-based products;
    -    Fluctuations in our operating results;
    - Fluctuations in the valuation of companies perceived by investors to be comparable to us;
    - A shortfall in revenues or earnings compared to securities analysts' expectations;
    -    Changes in analysts' recommendations or projections;
    - Announcements of new products, applications or product enhancements by us or our competitors; and
    - Changes in our relationships with our suppliers, channel partners and customers.

In addition, the stock market has recently experienced volatility that has particularly affected the market prices of equity securities of many technology companies and that often has been unrelated to the operating results of such companies. As a result, the market price of our common stock may fluctuate significantly in the future and any broad market fluctuations may materially adversely affect the market price of common stock. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were the subject of securities class action litigation, it could result in substantial costs and a diversion of management's attention and resources.

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or high-grade commercial paper. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would have resulted in a decrease in interest income for the interim period ended March 31, 2001 of approximately $50,000.

                           PART II. OTHER INFORMATION


Item 2.  Changes in Securities.

(c) On February 27, 2001, the Company issued 25,000 shares of Series E Convertible Preferred Stock to RGC International Investors, LDC. The net proceeds to the Company from the issuance of these shares was approximately $23.4 million, net of approximately $1.6 million of offering costs, including a $1.5 million commission paid to a placement agent. The shares of the Series E Convertible Preferred Stock are convertible into shares of the Company's common stock. The conversion rights, along with other material attributes of the Series E Convertible Preferred Stock, are more fully described under the heading "2. Convertible, Redeemable Series E Preferred Stock" in the NOTES TO FINANCIAL STATEMENTS included in Part I of this Form 10-Q.

     In connection with the issuance of the shares of the Series E Convertible Preferred Stock, the Company issued (i) two warrants to RGC International Investors, LDC, one of which has an 18-month term to purchase up to 986,842 additional shares of the Company's common stock at $12.40 per share, and the other of which has 24-month term to purchase up to 986,842 additional shares of the Company's common stock at $14.50 per share and (ii) one warrant to the Wit SoundView Corporation which has a five-year term to purchase up to 110,526 shares of the Company's common stock at $9.50 per share.

     The transactions described above were exempt from registration under
     Section 4(2) of the Securities Act of 1933, as amended, and the rules promulgated thereunder. The Company received assurances from RGC International Investors, LDC and Wit SoundView Corporation that the acquisition of the Company's preferred stock and warrants were for investment only and not with a view to or for sale in connection with any distribution thereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibits

     10.1  1998 Stock Incentive Plan, as amended and restated March 22, 2001
     10.2 1994 Employee Stock Purchase Plan, as amended and restated March 22, 2001

(b) Reports on Form 8-K

     On January 19, 2001, the Company furnished a report on Form 8-K under Item 9, Regulation FD Disclosure, related to a press release announcing that it would release its financial results for the fourth quarter and twelve months ended December 31, 2000 on January 25, 2001 and that it would host a conference call on January 25, 2001.

     On January 25, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing its fourth quarter and year end 2000 financial results.

     On February 28, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing its had closed on a round of financing for $25.0 million.

     On March 22, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing that it expects to introduce its initial server appliance product in limited availability near the end of April 2001.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                             TRICORD SYSTEMS, INC.

                                  (REGISTRANT)



                             By: /s/ Joan M. Wrabetz
                                --------------------
                                Joan M. Wrabetz, President and
                                Chief Executive Officer (Principal
                                Executive Officer)


                             By: /s/ Steven E. Opdahl
                                ---------------------
                                Steven E. Opdahl,
                                Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)

                             Date:  May 15, 2001

                                INDEX TO EXHIBITS


  Exhibit                                                              Page
 Number                                                               Number

   10.1       1998 Incentive Stock Option Plan, as amended and          26
                restated March 22, 2001
   10.2       1994 Employee Stock Purchase Plan, as amended             40
                and restated March 22, 2001