Form 10-Q
period 2001-06-30
TRICORD SYSTEMS INC /DE/
filed 2001-08-14
CIK 837166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark one)

     X Quarterly Report Pursuant To Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

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

                  YES          X                     NO

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                           Outstanding at
       Class                                                July 31, 2001
       -----                                               --------------
   Common Stock,
   $0.01 par value                                            24,382,084


                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                             Three Months Ended June 30,    Six Months Ended June 30,
                                                            -----------------------------  --------------------------
(In thousands, except per share data)                          2001              2000        2001             2000
                                                            ----------      -------------  --------       -----------
Revenue                                                     $     94             --             94             --
Cost of sales and service                                        175             --            175             --
                                                            --------         ------       --------        -------
      Gross Margin                                               (81)            --            (81)            --
                                                            --------         ------       --------        -------
Operating expenses:
      Research and development                                 2,990          1,655          5,873          2,895
      Sales and marketing                                      2,545            762          4,790          1,137
      General and administrative                                 750            986          1,594          1,640
                                                            --------         ------       --------        -------
                                                               6,285          3,403         12,257          5,672
                                                            --------         ------       --------        -------
Operating loss                                                (6,366)        (3,403)       (12,338)        (5,672)
                                                            --------         ------       --------        -------
Other income (expense):
      Interest, net                                              344            258            667            292
      Other, net                                                   5             (1)             6             (3)
                                                            --------         ------       --------        -------
                                                                 349            257            673            289
                                                            --------         ------       --------        -------
Loss from continuing operations                               (6,017)        (3,146)       (11,665)        (5,383)
                                                            --------         ------       --------        -------
Gain on disposal of discontinued operations                       --             40             --             84
                                                            --------         ------       --------        -------
Net loss                                                      (6,017)        (3,106)       (11,665)        (5,299)
                                                            --------         ------       --------        -------
Beneficial conversion charge, Series E Preferred Stock          (493)            --           (660)            --
Premium on Series E Preferred Stock                             (297)            --           (396)            --
                                                            --------         ------       --------        -------
Net loss applicable to common shares                        $ (6,807)        (3,106)       (12,721)        (5,299)
                                                            ========         ======       ========        =======
Loss per common share from continuing operations -
      basic and diluted                                     $  (0.28)         (0.13)         (0.52)         (0.24)
                                                            ========         ======       ========        =======
Net loss per common share - basic and diluted               $  (0.28)         (0.13)         (0.52)         (0.24)
                                                            ========         ======       ========        =======
Weighted average common shares outstanding
      - basic and diluted                                     24,380         23,793         24,353         22,084
                                                            ========         ======       ========        =======

                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                     ASSETS

                                                                             June 30,         December 31,
(In thousands, except per share data)                                          2001              2000
                                                                            -----------      -------------
                                                                            (unaudited)
Current assets:
     Cash and cash equivalents                                              $  27,172          16,825
     Accounts receivable, net                                                      72              --
     Inventories                                                                  570              --
     Other current assets                                                         332             194
                                                                            ---------         -------
        Total current assets                                                   28,146          17,019

Equipment and improvements, net                                                 3,782           3,114
                                                                            ---------         -------
        Total Assets                                                        $  31,928          20,133
                                                                            =========         =======

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                       $     760           1,521
     Accrued payroll, benefits and related taxes                                1,396           1,065
     Deferred revenue                                                              18              --
     Other accrued expenses                                                       206             123
                                                                            ---------         -------
        Total current liabilities                                               2,380           2,709

Capital lease obligations                                                         131             112

Commitments

Convertible, redeemable Series E Preferred Stock, $1,000 par value;
   25 shares authorized, 25 issued and outstanding (redemption value
   at June 30, 2001 of $25,396)                                                10,108              --

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares authorized, 24,382
       and 24,278 shares issued and outstanding                                   244             243
     Additional paid-in capital                                               129,014         115,704
     Unearned compensation                                                       (800)         (1,151)
     Accumulated deficit                                                     (109,149)        (97,484)
                                                                            ---------         -------
        Total stockholders' equity                                             19,309          17,312
                                                                            ---------         -------
        Total Liabilities, Convertible, Redeemable Preferred Stock and
          Stockholders' Equity                                              $  31,928          20,133
                                                                            =========         =======

                 See accompanying notes to financial statements

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                                                         Six Months Ended June 30,
                                                                                     ---------------------------------
(In thousands)                                                                           2001                 2000
                                                                                     -----------          ------------
Cash flows from operating activities:
     Net loss                                                                         $(11,665)               (5,299)
     Adjustments to reconcile net loss to net cash used in operating activities:
        Stock compensation                                                                 268                 1,815
        Depreciation and amortization                                                    1,122                   111
        Changes in operating assets and liabilities:
           Accounts receivable                                                             (72)                   --
           Inventories                                                                    (570)                   --
           Other current assets                                                           (138)                 (172)
           Accounts payable                                                               (761)                  200
           Accrued payroll, benefits and related taxes                                     331                   152
           Deferred revenue                                                                 18                    --
           Other accrued expenses                                                           12                    61
                                                                                      ---------              -------
              Net cash used in operating activities                                    (11,455)               (3,132)
                                                                                      ---------              -------
Cash flows from investing activities:

     Capital expenditures                                                               (1,656)                 (476)
                                                                                      ---------              -------
              Net cash used in investing activities                                     (1,656)                 (476)
                                                                                      ---------              -------
Cash flows from financing activities:

     Principal payments on capital lease obligations                                       (44)                   --
     Proceeds from private placement, net                                                   --                24,378
     Stock option and warrant exercises                                                    102                 1,039
     Proceeds from issuance of preferred stock and warrants, net                        23,400                    --
                                                                                      --------               -------
              Net cash provided by financing activities                                 23,458                25,417
                                                                                      --------               -------
Net increase in cash and cash equivalents                                               10,347                21,809
Cash and cash equivalents at beginning of period                                        16,825                 3,082
                                                                                      --------               -------
Cash and cash equivalents at end of period                                            $ 27,172                24,891
                                                                                      ========               =======

                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.  BASIS OF PRESENTATION

The accompanying unaudited interim statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair presentation of the financial position at June 30, 2001, and results of operations and cash flows for the interim periods ended June 30, 2001 and 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included in the Company's 2000 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from such audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. REVENUE RECOGNITION

In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. This generally occurs at the time of shipment or upon customer acceptance of units evaluated pursuant to our try-before-you-buy program. Revenues from service subscriptions, which entitle customers to software updates and technical services, are recognized over the terms of the related contractual periods.

3. INVENTORIES

Inventories, which consist primarily of finished units, are stated at the lower of cost or market. Cost is determined using weighted average costs which approximate actual costs determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence or other factors in the evaluation of net realizable value.

The Company has a non-exclusive integration agreement with a contract manufacturer to manufacture, integrate and assemble the Company's Lunar Flare(TM) NAS server appliance. Under the agreement, the manufacturer supplies and assembles the hardware components that comprise Lunar Flare appliances, integrates the Company's Illumina(TM) aggregation software, provides testing services and drop-ships to the Company's channel partners and customers. All product purchases by the Company from the manufacturer are through purchase orders. The Company determines the minimum number of units of server appliances that the manufacturer builds and holds as finished goods, ready for shipment to the Company's customers. The Company provides a non-cancelable, non-returnable purchase order for all such finished goods inventory. In addition, the Company provides the manufacturer with a non-cancelable, non-returnable purchase order for unique parts (as defined by the agreement) to be purchased by the manufacturer for integration into the Company's server appliance. The Company is also required to reimburse the manufacturer for obsolete, unique and excess material (as defined) and related supplier cancellation charges because of actions by the Company, including cancellation of a purchase order, termination of the agreement or implementation of an engineering change order.

As of June 30, 2001, the Company had approximately $400,000 of component-level and finished goods purchase commitments to its contract manufacturer.

4. CONVERTIBLE, REDEEMABLE SERIES E PREFERRED STOCK

On February 27, 2001 the Company closed a private placement of $25.0 million in Series E Convertible Preferred Stock. Net cash proceeds from the placement were approximately $23.4 million, net of approximately $1.6 million of transaction costs. Under terms of the offering, the Company issued 25,000 shares of 4.75% Series E Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into the number of shares of the Company's Common Stock that is equal to the stated value ($1,000) of each share plus accrued premium and default payments (if any) divided by the conversion price, which is currently $9.50, but is subject to adjustment in certain circumstances. In addition, the Company issued warrants to the Preferred Stockholders with an 18-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $12.40 per share, and warrants with a 24-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $14.50 per share. In addition, the Company issued warrants to the placement agent with a five-year term to purchase up to 110,526 shares of the Company's Common Stock at $9.50 per share.

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature was initially recorded as an increase in additional paid-in capital and will be amortized using the effective interest method as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. These charges will also increase the carrying value of the Preferred Stock. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity and an increase in the carrying value of Preferred Stock. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three-year term, without adjustment of the conversion price as described below, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. During the three and six month periods ended June 30, 2001, the Company recorded amortization of the beneficial conversion feature of $493,000 and $660,000, respectively, and accrued premium of $297,000 and $396,000, respectively.

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

Required Redemption. In the event of certain defaults by the Company, which such defaults primarily relate to a failure by the Company to issue shares of Common Stock upon conversion of the Preferred Stock, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock at the Liquidation Preference Amount or such other amount (as defined) to be determined at the date of the redemption. Under certain circumstances the Company may be required to obtain stockholders' approval to allow for issuance of additional shares of Common Stock upon conversion of the Preferred Stock. If such approval is not obtained, the Company may be required to redeem the portion of shares of Preferred Stock which cannot be converted into Common Stock due to the lack of stockholder consent.

Registration Rights. The Company was obligated to file a registration statement with the Securities and Exchange Commission (SEC) to cover the resale of the Company's common stock issuable upon the conversion of the Preferred Stock and the exercise of the warrants issued with the Preferred Stock. The Company has filed the required registration statement and it has been declared effective by the SEC.

5. DISCONTINUED OPERATIONS

In August 1999, the Company sold all remaining assets related to the server line of business (sometimes referred to as the "legacy business"). The Company has reported results of operations of the legacy business as discontinued operations for all periods presented. Terms of the asset sale required the buyer to pay the Company up to $200,000 of additional cash consideration based upon levels of revenues generated from the legacy business through December 31, 2000 and any such cash received has been reported as a gain on disposal of discontinued operations. As of June 30, 2001, no further consideration is due to the Company.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2001, expenses for outside directors meeting fees of $20,000 were settled through the issuance of 2,171 shares of common stock.

During the six months ended June 30, 2001, the Company acquired $134,000 of equipment pursuant to terms of capital leases.

7. INCOME (LOSS) PER SHARE

Loss per common share from continuing operations is computed by dividing loss from continuing operations applicable to common shares by the weighted average number of common shares outstanding during each period. Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of loss per common share from continuing operations and net loss per common share as their impact is antidilutive. Loss per common share from continuing operations and net loss per common share do not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 15,200,000 shares for the three and six month periods ended June 30, 2001 and approximately 10,100,000 shares for the three and six month periods ended June 30, 2000. The net loss per common share does not reflect the approximately 2,650,000 common shares into which the Series E Preferred Stock could be converted as of June 30, 2001 because the effect would be antidilutive.

8. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tricord Systems, Inc. designs, develops and markets innovative server appliances for content-hungry applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a cluster, managed as a single resource. During 2000, we continued developing our aggregation software and began beta testing our initial Lunar Flare server appliance for the network attached storage (NAS) market segment. In December 2000, we announced our first server appliance, Lunar Flare(TM) NAS, a general file serving storage device for Windows(R) users designed to offer seamless growth and ease of management. During the first quarter ended March 31, 2001 and into the second quarter of 2001, we continued testing of our initial Lunar Flare NAS appliance. In late April 2001, we began shipping Lunar Flare NAS in limited availability. In late June 2001, we announced general availability of Lunar Flare NAS. During the quarter ended June 30, 2001, we recognized initial revenues from the sale of Lunar Flare NAS.

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

RESULTS OF OPERATIONS

Revenues

During the quarter ended June 30, 2001, the Company recorded initial revenues of $94,000 from sales of its Lunar Flare NAS server appliance.

Cost of Sales and Service

Cost of sales and service, which consists primarily of the costs of units sold and costs of the Company's customer care functions, was $175,000 for the quarter ended June 30, 2001.

Gross Margin

The Company incurred a negative gross margin ($81,000) for the second quarter of 2001 primarily due to the small volume of initial sales of its Lunar Flare NAS which did not generate sufficient revenue to absorb certain fixed components of cost of sales and service, as well as product discounts given to customers who participated in beta testing.

Research and Development

Research and development expenses increased to $2,990,000 and $5,873,000, respectively, for the second quarter and six months ended June 30, 2001, from $1,655,000 and $2,895,000, respectively, for the second quarter and six months ended June 30, 2000. The increase is primarily due to headcount additions and development and testing of the Company's initial network-attached storage server appliance. The Company currently anticipates that significant levels of research and development costs will continue to be incurred during the remainder of 2001 due to ongoing product development efforts.

Sales and Marketing

Sales and marketing expenses increased to $2,545,000 and $4,790,000, respectively, for the second quarter and six months ended June 30, 2001 from $762,000 and $1,137,000, respectively, for the second quarter and six months ended June 30, 2000. The increase is primarily due to headcount additions and increased expenditures related to the Company's efforts to market and sell its initial Lunar Flare NAS server appliance. The Company currently anticipates that sales and marketing expenses will continue to be higher than 2000 levels during the remainder of 2001 due to the Company's plans to increase marketing and sales of its server appliance products.

General and Administrative

General and administrative expenses decreased to $750,000 and $1,594,000, respectively, for the second quarter and six months ended June 30, 2001 from $986,000 and $1,640,000, respectively, for the second quarter and six months ended June 30, 2000. The decline is primarily due to a decrease in non-cash stock compensation expense related to options granted to non-employee contractors, partially offset by an increase in headcount and costs associated with expanding the Company's general and administrative infrastructure.

Stock-Based Compensation

Stock-based compensation decreased to $117,000 and $268,000, respectively, for the second quarter and six months ended June 30, 2001 from $1,032,000 and $1,815,000, respectively, for the second quarter and six months ended June 30, 2000. The decline is primarily due to a decrease in the market value of the Company's common stock, which resulted in a lower charge for stock compensation related to options granted to non-employee contractors. These amounts do not affect the Company's net stockholders' equity. These non-cash expenses increased operating expenses, loss from continuing operations and net loss applicable to common shares as follows:

Non-Cash Stock Compensation Expense
(in thousands, except per share amounts)


                                     Three Months Ended             Six Months ended
                                          June 30,                      June 30,
                                ------------------------    --------------------------
                                   2001         2000           2001          2000
                                ---------   -----------    ---------    -------------

Research and development        $   100      $   469       $   209       $   862
Sales and marketing                  12           47            24           156
General and administrative            5          516            35           797
                                -------      -------       -------       -------
                                $   117      $ 1,032       $   268       $ 1,815
                                =======      =======       =======       =======
Impact per common share         $    --      $ (0.04)      $ (0.01)      $ (0.08)
                                =======      =======       =======       =======

Other Income, Net

Other income, net increased to $349,000 and $673,000, respectively, for the second quarter and six months ended June 30, 2001 from $257,000 and $289,000, respectively, for the second quarter and six months ended June 30, 2000. The increase is primarily due to higher interest income as a result of investing the net proceeds from the private placements in April 2000 and February 2001.

Series E Convertible Preferred Stock Charges

Preferred stock charges during the second quarter and six months ended June 30, 2001 reflect charges against stockholders' equity that consist of the beneficial conversion charge of $493,000 and $660,000, respectively, and the accrual of the 4.75% premium related to the Series E Preferred Stock of $297,000 and $396,000, respectively. The beneficial conversion charge reflects amortization of the beneficial conversion feature related to the preferred stock. These non-cash charges reduced stockholders' equity and increased the net loss applicable to common shares. If the preferred stock remains outstanding, the beneficial conversion charge will be between $500,000 and $600,000 and the premium will be approximately $300,000, for each remaining quarter of 2001. Also see Note 4 in Notes to Financial Statements.

LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents during the first six months of 2001 was $10,347,000, due primarily to $23,400,000 received from the net proceeds of the private placement of Series E Convertible Preferred Stock in February 2001, partially offset by net cash used of $11,455,000 in operating activities and capital expenditures of $1,656,000. Cash used in operating activities was due primarily to the net loss of

$11,665,000 for the first six months of 2001. Capital expenditures were made to acquire equipment, expand facilities and implement systems to support the expanding infrastructure of the Company. The Company currently anticipates that total capital expenditures for all of 2001 will approximate $2,000,000 as the Company continues to build its infrastructure to support the development, marketing, selling and delivery of its server appliance products.

As of June 30, 2001, the Company had $27,172,000 in cash and cash equivalents. The Company currently believes that its cash and cash equivalents are sufficient to fund its operations for at least the next twelve months.

FACTORS THAT MAY AFFECT FUTURE RESULTS

This Quarterly Report on Form 10-Q contains certain forward-looking statements within the meaning of the Private Securities Reform Act of 1995. When used in this report, the words "anticipates," "believes," "expects," "intends," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. Other statements of the Company's plans and objectives may also be considered to be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof. The risks and uncertainties described below are not the only ones that we face. Additional risks and uncertainties not presently known to us, or that are currently deemed immaterial, may also impair our business operations. If any of these risks actually occur, our financial condition and operating results could be materially adversely affected. Readers are urged to carefully review and consider the various disclosures made in this Quarterly Report by the Company as well as the Company's other filings with the Securities and Exchange Commission.

WHILE WE GENERATED INITIAL REVENUES IN THE SECOND QUARTER OF 2001 FROM SALES OF OUR FIRST LUNAR FLARE NAS SERVER APPLIANCE, WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO GENERATE ADDITIONAL REVENUES AT A LEVEL THAT MEETS EXPECTATIONS.

With sales of our initial Lunar Flare NAS server appliance, we generated revenues in the second quarter of 2001 for the first time since we sold the remaining assets associated with our server line of business in August 1999. Although we currently anticipate additional revenues from sales of Lunar Flare NAS, we cannot assure you that we will be able to generate revenues at a level that meets expectations.

Further, Lunar Flare NAS utilizes Illumina, our patented clustering software, and all other products we currently plan to develop will be designed utilizing Illumina. Because Illumina is a new type of software technology, we cannot be sure that we will sell a significant number of Lunar Flare NAS appliances, nor can we be sure that anyone will buy our other Illumina-based products that we may develop. If demand for Lunar Flare

NAS and any other Illumina-based products that we may develop fails to materialize, we will not be able to generate revenues at a level that meets expectations.

SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN A DELAY IN DELIVERY OF OUR PRODUCTS OR LOSS OF, OR DELAY IN, MARKET ACCEPTANCE OF OUR PRODUCTS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Software errors or failures found in our products may result in a delay in delivery of our products. Further, even though we have performed a significant amount of testing of our Illumina software and our Lunar Flare NAS server appliance, they may still contain software errors or failures that may be discovered by customers after shipment, which could result in loss of, or delay in, market acceptance, which could in turn materially adversely affect our operating results. Similarly, other products we develop may contain software errors or failures which may result in a delay in delivery of such products or which are not detected or remedied until after we ship such products. The occurrence of such errors in either the Lunar Flare NAS or other Illumina-based products could result in:

o   The delay in delivery of these products;
o   The loss of, or delay in, market acceptance and sales of these products;
o   Diversion of development resources;
o   Injury to our reputation; or
o   Increased maintenance and warranty costs.

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

THE SUCCESS OF OUR LUNAR FLARE NAS SERVER APPLIANCES AND OTHER ILLUMINA-BASED PRODUCTS DEPENDS UPON MARKET ACCEPTANCE OF OUR TECHNOLOGY.

Due to the fact that we have been focusing nearly all of our resources on developing products that utilize Illumina, our future financial performance will be largely dependent on the acceptance of our Illumina clustering software. We cannot assure you that the server appliance market, our target market for our clustering software, will accept Illumina or products utilizing it. Factors that may affect market acceptance of our products, some of which are beyond our control, include the following:

o   Growth and changing requirements of the server appliance market;
o Availability, performance, quality, price and total cost of ownership of our products;
o Availability, performance, quality, price, and total cost of ownership of competing products and technologies; and
o Successful development of our relationships with licensed manufacturers, original equipment manufacturers and channel partners.

If customers do not purchase Lunar Flare NAS or our other Illumina-based products for any reason, our revenues and operating results will be adversely affected because we currently have no other products to sell.

ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF OUR PRODUCTS AND TECHNOLOGY.

General economic conditions and market conditions specific to the technology, server appliance and network attached storage markets may negatively impact market acceptance of our products and technology. Current economic conditions have resulted in overall reduced IT spending and increased price and product competition within the server appliance market. These current conditions and possible further adverse changes in the economy or in customer IT spending may delay or limit market acceptance of our products and technology.

WE OPERATE IN AN EXTREMELY COMPETITIVE AND RAPIDLY CHANGING MARKETPLACE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US WHICH MAY ALLOW THEM TO MORE QUICKLY REACT TO CHANGES IN THE MARKETPLACE.

We operate in an extremely competitive and rapidly changing marketplace, and we cannot assure you that we can establish and maintain a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources. In addition, we expect that the market for Lunar Flare NAS, our initial server appliance targeting the network-attached storage market, will become consolidated with larger companies possibly being in a better position than us to compete in this rapidly changing marketplace. As the server appliance market continues to develop, a number of companies which have greater resources than us could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or potential business partners.

IF GROWTH IN THE NETWORK-ATTACHED-STORAGE ("NAS") MARKET DOES NOT MEET OUR EXPECTATIONS, OUR FUTURE FINANCIAL PERFORMANCE COULD BE NEGATIVELY IMPACTED.

We believe our future financial performance depends in large part upon the continued growth in the NAS market. We expect that any revenues that we are able to generate from product sales in 2001 will come almost exclusively from Illumina-based products that are sold in the NAS marketplace. The market for NAS products, however, may not continue to grow at its historical rate and could possibly decline. Long-term trends in storage technology may change and competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the NAS market grows more slowly than anticipated or declines, our operating results could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO EXPERIENCE LOSSES IN THE FUTURE.

Over the last five years, we have incurred significant net losses, including net losses of $13.6 million, $7.6 million and $2.1 million in 2000, 1999 and 1998 respectively. We also incurred a net loss of $11.7 million for the first six months of 2001. We expect to continue to have losses in the future. In addition, we had an accumulated deficit of $109.1 million as of June 30, 2001. We believe that our future growth depends upon the success and market acceptance of Lunar Flare NAS and other Illumina-based products, as well as our ability to develop new products and adopt successful marketing and sales strategies, all of which will require us to incur significant product development and sales and marketing expenses. We anticipate that we will continue to incur significant expenses in 2001 as we:

o   Market and sell our products;
o   Expand our distribution channels;
o   Expand our Lunar Flare product line;
o   Continue our product development activities;
o   Develop strategic partnerships and alliances with third parties;
o   Create and market additional server appliance products based on Illumina;
    and
o   Adjust our infrastructure to support our growth.

As a result of our incurring these expenses, we will need to generate significant revenues to achieve profitability. If we do not significantly increase our revenues or if we fail to control our costs as we implement our business strategies, we may be unable to achieve and maintain profitability.
If we do not achieve and maintain profitability, the market price of our common stock may decline substantially.

IF WE FAIL TO ESTABLISH SUFFICIENT DIRECT AND INDIRECT SALES CHANNELS FOR OUR PRODUCTS, OUR ABILITY TO GENERATE REVENUE MAY BE LIMITED.

We currently plan to sell our products directly to end users as well as through indirect sales channels, including value added resellers, agents and original equipment manufacturers. In order to grow our business, it will be necessary to further enhance and expand our recently-established direct and indirect sales channels. We cannot assure you that we will be able to successfully market and sell our products directly to end users or that we will be able to do so profitably. To sell our Illumina-based products through distribution partnerships and other indirect sales channels, we will need to establish additional new relationships and significantly expand recently-established relationships. Our failure to effectively establish new relationships or expand existing relationships on acceptable terms or in sufficient numbers could adversely affect our ability to introduce, market and sell our products successfully. Even if we do establish such distribution relationships, using other businesses to sell the products we are developing presents several risks to our business. These risks include our inability to control these distributors, our dependence upon their continued commercial success and financial stability, our ability to provide sufficient incentives to promote and sell our products, and the possibility that they may be unable to market or sell our products effectively. In addition, we anticipate our agreements with distribution partners will typically be non-exclusive, so they could carry competing product lines, devote their efforts to other products in different markets, reduce or discontinue sales of our products, fail to devote the resources necessary to provide effective sales and marketing support of our products or develop their own competing product lines.

WE FACE RISKS OF TECHNOLOGICAL CHANGES THAT MAY RENDER OUR PRODUCTS OBSOLETE.

The markets we serve are characterized by rapid technological change, changing customer needs, frequent new product introductions and evolving industry standards. The introduction of products embodying new technologies and the emergence of new industry standards could render our products and software, including Lunar Flare NAS and Illumina, obsolete and unmarketable. Our future success will depend upon our ability to develop and introduce new products, including new software releases and enhancements, on a timely basis that keep pace with technological developments and emerging industry standards and address the increasingly sophisticated needs of our customers. We cannot assure you that we will be successful in developing and marketing new products that respond to technological changes or evolving industry standards. If we are unable, for technological or other reasons, to develop and introduce new products in a timely manner in response to changing market conditions or customer requirements, our operating results will be materially adversely affected.

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OPERATING SYSTEM SOFTWARE FOR WHICH WE HAVE NO RESPONSIBILITY OR CONTROL.

Our initial Lunar Flare NAS server appliance utilizes Linux as its operating system, which is not designed or manufactured by us. We anticipate that Lunar Flare NAS may in the future, after we further modify and enhance it, utilize Windows NT(R) and UNIX(R) operating systems, both of which are designed and manufactured by parties over whom we have no control. Similarly, we anticipate future Illumina-based products may also be designed to be used with the Windows NT(R), Linux and UNIX(R) operating systems. Therefore, our business depends on the market acceptance of Windows NT(R), Linux and UNIX(R) to run computer networks and the willingness of the manufacturers of these operating systems to continue to offer a quality product. Because we have no control over the market acceptance of any of this operating software or their manufacturers to continue to offer quality products that fulfill market demand, our ability to generate revenues will be largely dependent on the ability and desire of such manufacturers to continue to offer quality products that fulfill market demand.

WE MAY BE UNABLE TO HIRE AND RETAIN REQUIRED, HIGHLY-SKILLED MANAGERIAL AND TECHNICAL PERSONNEL.

Our future success depends, in significant part, upon retaining the continued service and performance of our senior management, team members, consultants and other key personnel as well as our continued ability to attract and recruit qualified personnel. Losing the services of any member of our management team could impair our ability to effectively manage our company and to carry out our business plan. We also may need to hire additional sales, marketing, engineering, service and administrative personnel to grow our business and generate revenues. If we are unable to hire and retain these employees, our business and operations would be adversely affected. Competition for people with the skills we require is intense, and we cannot assure you that we will be able to hire such people or that we will be able to do so without offering these people salaries that are significantly higher than we have historically paid. Additions of new personnel and departures of existing personnel could disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel and even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure.

WE RELY ON CONTRACT MANUFACTURERS/INTEGRATORS TO PRODUCE OUR PRODUCTS AND, IF OUR MANUFACTURERS FAIL TO MEET OUR REQUIREMENTS, WE MAY BE UNABLE TO MEET CUSTOMER REQUIREMENTS AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

Our arrangement with our contract manufacturer to produce our products currently does not guarantee production levels or manufacturing prices. This manufacturer may not have additional capacity available when we need it and they may experience shortages in supply of key components for an extended time, which would cause delays in the production of our products, prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers. Also, commencing volume production or expanding production to another facility they operate may be expensive and time-consuming. In addition, commencement of the manufacturing of our products at additional manufacturing sites we may need in the future may cause transitional problems, including delays and quality control issues, which could cause us to lose sales and impair our ability to achieve profitability. We may need to find new or additional outside manufacturers to manufacture our products in higher volume and at lower cost to meet increased demand and competition. If we are required or choose to change outside manufacturers, we may lose sales and our business could be materially adversely affected.

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

Substantial litigation regarding intellectual property rights and brand names exists in our industry. We expect that server appliance products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segment grows and the functionality of products in different industry segments overlaps. We do not believe that our products employ technology that infringes any proprietary rights of third parties. However, third parties may claim that we infringe their intellectual property rights and such claims may be found to be valid. Any claims, with or without merit, could:

o   Be time-consuming to defend;
o   Result in costly litigation;
o   Divert our management's attention and resources;
o   Cause product shipment delays; and
o   Require us to enter into royalty or licensing agreements.

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

WE MAY NEED ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US AND, IF RAISED, MAY DILUTE OUR EXISTING INVESTORS' OWNERSHIP INTEREST IN US.

We may need to raise additional funds to further develop or enhance our software and server appliances, fund operations, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities may have rights, preferences and privileges senior to those of our current stockholders which may adversely impact current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our expansion, take advantage of unanticipated opportunities, develop or enhance products or services, or otherwise respond to competitive pressures would be significantly limited.

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

The market price of our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

o Successful and timely development and introduction of our products or enhancements to our products;
o   Fluctuations in our operating results;
o Fluctuations in the valuation of companies perceived by investors to be comparable to us;
o A shortfall in revenues or earnings compared to securities analysts' expectations;
o   Changes in analysts' recommendations or projections;
o Announcements of new products, applications or product enhancements by us or our competitors; and
o Changes in our relationships with our suppliers, channel partners and customers.

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

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or high-grade commercial paper. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would have resulted in a decrease in interest income for the six months ended June 30, 2001 of approximately $130,000.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

The Company's annual stockholders meeting was held on May 10, 2001, during which the following items were voted on and approved under applicable law:

1. Election of Directors: Mr. Yuval Almog was elected as a Class B Director, with 21,404,968 votes cast for Mr. Almog and 206,109 votes withheld; Mr. Louis C. Cole was elected as a Class B Director, with 21,410,268 votes cast for Mr. Cole and 200,809 votes withheld; and Ms. Joan M. Wrabetz was elected as a Class B Director, with 21,122,731 votes cast for Ms Wrabetz and 488,346 votes withheld.

2. On the proposal to amend the Company's 1998 Stock Incentive Plan to increase the number of shares of Common Stock reserved for issuance thereunder by 3,000,000 shares to a total of 11,000,000 shares (plus any shares reserved, but not issued, under the Company's 1995 Stock Incentive
     Plan), 7,007,817 shares were cast for, 3,154,799 shares were cast against, and 73,660 shares abstained from voting on such proposal. Broker non-votes were 11,374,801.

3. On the proposal to approve an amendment to the Company's Employee Stock Purchase Plan to increase the number of shares of Common Stock reserved for issuance thereunder from 250,000 to 500,000 shares, 9,178,722 shares were cast for, 983,319 shares were cast against, and 74,235 shares abstained from voting on such proposal. Broker non-votes were 11,374,801.

Item 6.  Exhibits and Reports on Form 8-K

(b) Reports on Form 8-K

     On April 27, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing immediate availability of its Lunar Flare(TM) NAS server appliance, now shipping in limited availability to customers and channel partners.

     On April 30, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing financial results for the first quarter ended March 31, 2001.

     On June 22, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing a revenue update for the second quarter ending June 30, 2001 and for the full year 2001.

     On June 28, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing general availability of its Lunar Flare(TM) NAS server appliance.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     TRICORD SYSTEMS, INC.

                                         (REGISTRANT)

                                     By: /s/ Joan M. Wrabetz
                                         --------------------------
                                         Joan M. Wrabetz, President and
                                         Chief Executive Officer (Principal
                                         Executive Officer)


                                     By: /s/ Steven E. Opdahl
                                         ---------------------------
                                         Steven E. Opdahl,
                                         Chief Financial Officer
                                         (Principal Financial Officer and
                                         Principal Accounting Officer)

                                     Date:  August 14, 2001