Form 10-Q
period 2001-09-30
TRICORD SYSTEMS INC /DE/
filed 2001-11-14
CIK 837166

===============================================================================
                                  UNITED STATES


                       SECURITIES AND EXCHANGE COMMISSION


                             WASHINGTON, D.C. 20549


                                    FORM 10-Q




(Mark one)




    X         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
----------    OF THE SECURITIES EXCHANGE ACT OF 1934


FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001


              Transition Report Pursuant to Section 13 or 15(d)
-----------   of the Securities Exchange Act of 1934


For the Transition Period from ________ to ________


COMMISSION FILE NUMBER 0-21366


                              TRICORD SYSTEMS, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


           DELAWARE                                               41-1590621
   -----------------------------                              ------------------
  (STATE OR OTHER JURISDICTION OF                             (I.R.S. EMPLOYER
  INCORPORATION OR ORGANIZATION)                             IDENTIFICATION NO.)


          2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA 55441
          -------------------------------------------------------------
          (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)            (ZIP CODE)

                                 (763) 557-9005
              -----------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                  YES          X                     NO
                           ---------                            -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.


                                                             OUTSTANDING AT
        CLASS                                               OCTOBER 31, 2001
        -----                                               ----------------
     Common Stock,
    $0.01 par value                                            24,581,243

===============================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (UNAUDITED)


                                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                                         --------------------------------   -------------------------------
(In thousands, except per share data)                          2001            2000            2001          2000
                                                            -------           -----         -------       -------
Revenue                                                     $    110                           204              -
Cost of sales and service                                        299              -            474              -
                                                            --------         ------        -------         ------
      Gross Margin                                              (189)             -           (270)             -
                                                            --------         ------        -------         ------
Operating expenses:
      Research and development                                 2,918          1,778          8,791          4,672
      Sales and marketing                                      2,634          1,367          7,424          2,505
      General and administrative                                 941            595          2,535          2,235
      Restructuring                                              689              -            689              -
                                                            --------         ------        -------         ------
                                                               7,182          3,740         19,439          9,412
                                                            --------         ------        -------         ------
Operating loss                                                (7,371)        (3,740)       (19,709)        (9,412)
Other income (expense):
      Interest, net                                              207            352            874            644
      Other, net                                                  (5)             9              1              6
                                                            --------         ------        -------         ------
                                                                 202            361            875            650
                                                            --------         ------        -------         ------
Loss from continuing operations                               (7,169)        (3,379)       (18,834)        (8,762)
                                                            --------         ------        -------         ------
Gain on disposal of discontinued operations                       --             16              -            100
                                                            --------         ------        -------         ------
Net loss                                                      (7,169)        (3,363)       (18,834)        (8,662)
                                                            --------         ------        -------         ------
Beneficial conversion charge, Series E Preferred Stock          (525)             -         (1,185)             -
Premium on Series E Preferred Stock                             (297)             -           (693)             -
                                                            --------         ------        -------         ------
Net loss applicable to common shares                        $ (7,991)        (3,363)       (20,712)        (8,662)
                                                            ========         ======        =======         ======
Loss per common share from continuing operations -
      basic and diluted                                     $  (0.33)         (0.14)         (0.85)         (0.38)
                                                            ========         ======        =======         ======
Net loss per common share - basic and diluted               $  (0.33)         (0.14)         (0.85)         (0.38)
                                                            ========         ======        =======         ======
Weighted average common shares outstanding
      - basic and diluted                                     24,387         24,308         24,365         22,830
                                                            ========         ======        =======         ======


                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                       September 30,              December 31,
(In thousands, except per share data)                                      2001                      2000
                                                                       -------------             ------------
                                                                        (unaudited)
Current assets:
     Cash and cash equivalents                                           $   21,766                   16,825
     Accounts receivable, net                                                   157                       --
     Inventories                                                                530                       --
     Other current assets                                                       389                      194
                                                                         ----------                ---------
        Total current assets                                                 22,842                   17,019

Equipment and improvements, net                                               2,938                    3,114
                                                                         ----------                   ------
        Total Assets                                                     $   25,780                   20,133
                                                                         ==========                =========


              LIABILITIES, CONVERTIBLE , REDEEMABLE PREFERRED STOCK

                            AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                     $     891                    1,521
     Accrued payroll, benefits and related taxes                              1,317                    1,065
     Deferred revenue                                                            35                       --
     Other accrued expenses                                                   1,052                      123
                                                                          ---------                ---------
        Total current liabilities                                             3,295                    2,709

Capital lease obligations                                                        98                      112

Convertible, redeemable Series E Preferred Stock,
     $1,000 par value; 25 shares authorized, 25 issued and
     outstanding (redemption value at September 30, 2001 of
     $25,693)                                                                10,930                       --

Stockholders' equity:
     Common stock, $0.01 par value; 75,000  shares
        authorized, 24,394 and 24,278 shares
        issued and outstanding                                                  244                      243
     Additional paid-in capital                                             128,184                  115,704
     Unearned compensation                                                     (653)                  (1,151)
     Accumulated deficit                                                   (116,318)                 (97,484)
                                                                          ---------                ---------
       Total stockholders' equity                                            11,457                   17,312
                                                                          ---------                ---------
        Total Liabilities, Convertible, Redeemable
          Preferred Stock and Stockholders' Equity                        $  25,780                   20,133
                                                                          =========                =========

                See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                   (UNAUDITED)

                                                                                 Nine Months Ended September 30,
                                                                                --------------------------------
(In thousands)                                                                   2001                      2000
---------------                                                                 ------                    ------
Cash flows from operating activities:
     Net loss                                                               $   (18,834)                 (8,662)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock compensation                                                          400                   1,975
        Depreciation and amortization                                             2,419                     275
        Loss on disposal of equipment                                                14                      --
        Provision for losses on accounts receivable                                   3                      --
        Changes in operating assets and liabilities:
           Accounts receivable                                                     (160)                     --
           Inventories                                                             (530)                     --
           Other current assets                                                    (195)                   (104)
           Accounts payable                                                        (630)                    719
           Accrued payroll, benefits and related taxes                              252                     337
           Deferred revenue                                                          35                      --
           Accrued restructuring expenses                                           689                      --
           Other accrued expenses                                                   166                      51
                                                                            -----------                  ------
              Net cash used in operating activities                             (16,371)                 (5,409)
                                                                            -----------                  ------
Cash flows from investing activities:
     Capital expenditures                                                        (2,123)                 (1,958)
                                                                            -----------                  ------
             Net cash used in investing activities                               (2,123)                 (1,958)
                                                                            -----------                  ------
Cash flows from financing activities:
     Principal payments on capital lease obligations                                (74)                     --
     Proceeds from private placement, net                                            --                  24,378
     Stock option and warrant exercises                                             109                   1,287
     Proceeds from issuance of preferred stock and warrants, net                 23,400                      --
                                                                            -----------                  ------
              Net cash provided by financing activities                          23,435                  25,665
                                                                            -----------                  ------
Net increase in cash and cash equivalents                                         4,941                  18,298
Cash and cash equivalents at beginning of period                                 16,825                   3,082
                                                                            -----------                  ------
Cash and cash equivalents at end of period                                  $    21,766                  21,380
                                                                            ===========                  ======


                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS

1.   BASIS OF PRESENTATION

The accompanying unaudited interim statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position at September 30, 2001, and results of operations and cash flows for the interim periods ended September 30, 2001 and 2000. The unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2000, which were included in the Company's 2000 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from such audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year or any future periods.

2.   REVENUE RECOGNITION

In accordance with Statement of Position ("SOP") 97-2, "Software Revenue Recognition," the Company recognizes revenue when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, collectibility is probable and vendor specific objective evidence exists to allocate a portion of the total fee to any undelivered elements of the arrangement. The Company records revenue when all of these elements have been satisfied, which generally occurs when a distribution partner has delivered the product to its customer or upon customer acceptance of products evaluated pursuant to the Company's try-before-you-buy program. Revenues from service subscriptions, which entitle customers to software updates and technical services, are recognized over the terms of the related contractual periods.

3.   INVENTORIES

Inventories, which consist primarily of finished units, are stated at the lower of cost or market. Cost is determined using weighted average costs which approximate actual costs determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence or other factors in the evaluation of net realizable value.

The Company has a non-exclusive integration agreement with a contract manufacturer to manufacture, integrate and assemble the Company's Lunar Flare(TM) NAS server appliance. Under the agreement, the manufacturer supplies and assembles the hardware components that comprise Lunar Flare appliances, integrates the Company's Illumina(TM) aggregation software, provides testing services and drop-ships to the Company's channel partners and customers. All product purchases by the Company from the manufacturer are through ' purchase orders. The Company determines the minimum number of units of server appliances that the manufacturer builds and holds as finished goods, ready for shipment to the Company's customers. The Company provides a non-cancelable, non-returnable purchase order for all such finished goods inventory. In addition, the Company provides the manufacturer with a non-cancelable, non-returnable purchase order for unique parts (as defined by the agreement) to be purchased by the manufacturer for integration into the Company's server appliance. The Company is also required to reimburse the manufacturer for obsolete, unique and excess material (as defined) and related supplier cancellation charges because of actions by the Company, including cancellation of a purchase order, termination of the agreement or implementation of an engineering change order.

In the third quarter of 2001, the Company recorded a charge of $75,000 to cost of sales and service related to excess inventory components.

As of September 30, 2001, the Company had approximately $200,000 of component-level and finished goods purchase commitments to its contract manufacturer.

4.   RESTRUCTURING AND OTHER CHARGES

In the third quarter of 2001, the Company recorded a restructuring charge of $689,000 related to a workforce reduction of 50 employees. This restructuring was implemented in September 2001 and reduced the total number of employees at the Company to approximately 80. The restructuring charge consists of severance-related costs including cash payments to be made of $465,000 and non-cash charges of $224,000 for common stock to be issued to affected employees. These severance-related costs were accrued in the third quarter of 2001, and the Company expects to make all severance-related payments and stock distributions related to this restructuring during the fourth quarter of 2001.

In addition, the Company recorded other charges in the third quarter of 2001 of $34,000 in research and development expenses, $525,000 in sales and marketing expenses and $208,000 in general and administrative expenses relating primarily to accelerated amortization associated with changes in the estimated useful lives of certain computer software applications the Company discontinued use of in the third quarter of 2001 or plans to discontinue use of in the fourth quarter of 2001. The Company will also incur fourth quarter 2001 amortization expense of $164,000 related to these changes in the estimated useful life of computer software applications.

5.   CONVERTIBLE, REDEEMABLE SERIES E PREFERRED STOCK

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

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature was initially recorded as an increase in additional paid-in capital and will be amortized using the effective interest method as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. These charges will also increase the carrying value of the Preferred Stock. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity and an increase in the carrying value of Preferred Stock. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three-year term, without adjustment of the conversion price as described below, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. During the three and nine month periods ended September 30, 2001, the Company recorded amortization of the beneficial conversion feature of $525,000 and $1,185,000, respectively, and accrued premium of $297,000 and $693,000, respectively.

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

Required Redemption. In the event of certain defaults by the Company, which such defaults primarily relate to either a failure by the Company to issue shares of Common Stock upon conversion of the Preferred Stock, or, beginning later in 2002, the failure of the Company to maintain the listing of its common stock on the Nasdaq SmallCap Market (or other required trading market), the holders of the Preferred Stock may require the Company to redeem the Preferred Stock at the Liquidation Preference Amount or such other amount (as defined) to be determined at the date of the redemption. Also, under certain circumstances the Company may be required to obtain stockholders' approval to allow for issuance of additional shares of Common Stock upon conversion of the Preferred Stock. If such approval is not obtained, the Company may be required to redeem the portion of shares of Preferred Stock which cannot be converted into Common Stock due to the lack of stockholder consent.

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

6.   DISCONTINUED OPERATIONS

In August 1999, the Company sold all remaining assets related to the server line of business (sometimes referred to as the "legacy business"). The Company has reported results of operations of the legacy business as discontinued operations for all periods presented. Terms of the asset sale required the buyer to pay the Company up to $200,000 of additional cash consideration based upon levels of revenues generated from the legacy business through December 31, 2000 and any such cash received has been reported as a gain on disposal of discontinued operations. As of September 30, 2001, no further consideration is due to the Company.

7.   SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended September 30, 2001, expenses for outside directors meeting fees of $23,000 were settled through the issuance of 5,171 shares of common stock.

During the nine months ended September 30, 2001, the Company acquired $134,000 of equipment pursuant to terms of capital leases.

8.   INCOME (LOSS) PER SHARE

Loss per common share from continuing operations is computed by dividing loss from continuing operations applicable to common shares by the weighted average number of common shares outstanding during each period. Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of loss per common share from continuing operations and net loss per common share as their impact is antidilutive. Loss per common share from continuing operations and net loss per common share do not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 15,000,000 shares for the three and nine month periods ended September 30, 2001 and approximately 10,300,000 shares for the three and nine month periods ended September 30, 2000. The net loss per common share for the three and nine months ended September 30, 2001 does not reflect the approximately 2,700,000 common shares into which the Series E Preferred Stock could be converted as of September 30, 2001 because the effect would be antidilutive.

9.   COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

10.  RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The Company does not expect these statements to affect its financial position or results of operations.

In August 2001, the FASB approved Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This statement will affect asset retirement obligations upon adoption.

In October 2001, the FASB approved Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect this statement to affect its financial position or results of operations.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

Tricord Systems, Inc. designs, develops and markets innovative server appliances for content-hungry applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a cluster, managed as a single resource. During 2000, we continued developing our aggregation software and began beta testing our initial Lunar Flare server appliance for the network attached storage (NAS) market segment. In December 2000, we announced our first server appliance, Lunar Flare(TM) NAS, a general file serving storage device for Windows(R) users designed to offer seamless growth and ease of management. During the first quarter ended March 31, 2001 and into the second quarter of 2001, we continued testing of our initial Lunar Flare NAS appliance. In the second quarter of 2001, we began shipping Lunar Flare NAS in limited availability, and in late June 2001, we announced general availability of our initial Lunar Flare NAS product. During the second quarter ended June 30, 2001, we recognized initial revenues from the sale of Lunar Flare NAS.

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

RESULTS OF OPERATIONS

Revenues

Revenues from sales of the Company's Lunar Flare NAS server appliances were $110,000 and $204,000, respectively, for the third quarter and nine months ended September 30, 2001.

Cost of Sales and Service

Cost of sales and service, which consists primarily of the costs of units sold and costs of the Company's customer care functions, was $299,000 and $474,000 for the third quarter and nine months ended September 30, 2001. In the third quarter of 2001, the Company also recorded a charge of $75,000 to cost of sales and service related to excess inventory components.

Gross Margin

The Company incurred a negative gross margin ($189,000) for the third quarter of 2001 and for the nine months ended September 30, 2001 ($270,000), primarily due to the small volume of initial sales of its Lunar Flare NAS which did not generate sufficient revenue to absorb certain fixed components of cost of sales and service, product discounts given to customers, and a $75,000 charge related to excess inventory components.

Research and Development

Research and development expenses increased to $2,918,000 and $8,791,000, respectively, for the third quarter and nine months ended September 30, 2001, from $1,778,000 and $4,672,000, respectively, for the third quarter and nine months ended September 30, 2000. The increase is primarily due to headcount additions and development and testing of the Company's server appliance products. The Company currently anticipates that research and development expense for fourth quarter 2001 will be less than third quarter 2001 primarily due to the restructuring and workforce reduction discussed below, but that significant levels of research and development costs will continue to be incurred due to ongoing product development efforts.

Sales and Marketing

Sales and marketing expenses increased to $2,634,000 and $7,424,000, respectively, for the third quarter and nine months ended September 30, 2001 from $1,367,000 and $2,505,000, respectively, for the third quarter and nine months ended September 30, 2000. The increase is primarily due to headcount additions and increased expenditures related to the Company's efforts to market and sell its initial Lunar Flare NAS server appliance, as well as the other third quarter 2001 charges discussed below. The Company currently anticipates that sales and marketing expense for fourth quarter 2001 will be less than third quarter 2001 due primarily to the restructuring and workforce reduction discussed below.

General and Administrative

General and administrative expenses increased to $941,000 and $2,535,000, respectively, for the third quarter and nine months ended September 30, 2001 from $595,000 and $2,235,000, respectively, for the third quarter and nine months ended September 30, 2000. The increase is primarily due to the other charges discussed below and an increase in headcount and costs associated with expanding the Company's general and administrative infrastructure partially offset by a decrease in non-cash stock compensation expense related to options granted to non-employee contractors. The Company currently anticipates that general and administrative expense for fourth quarter 2001 will be less than third quarter 2001 due primarily to the restructuring and workforce reduction discussed below.

Restructuring and Other Charges

In the third quarter of 2001, the Company recorded a restructuring charge of $689,000 related to a workforce reduction of 50 employees. This restructuring was implemented in September 2001 and reduced the total number of employees in the Company to approximately 80. The restructuring charge consists of severance-related costs including cash payments to be made of $465,000 and non-cash charges of $224,000 for common stock to be issued to affected employees. These severance-related costs were accrued in the third quarter of 2001, and the Company expects to make all severance-related payments and stock distributions related to this restructuring during the fourth quarter of 2001.

In addition, the Company recorded other charges in the third quarter of 2001 of $34,000 in research and development expenses, $525,000 in sales and marketing expenses and $208,000 in general and administrative expenses relating primarily to accelerated amortization associated with changes in the estimated useful lives of certain computer software applications the Company discontinued use of in the third quarter of 2001 or plans to discontinue use of in the fourth quarter of 2001. The Company will also incur fourth quarter 2001 amortization expense of $164,000 related to these changes in the estimated useful life of computer software applications.

Stock-Based Compensation

Stock-based compensation decreased to $132,000 and $400,000, respectively, for the third quarter and nine months ended September 30, 2001 from $160,000 and $1,975,000, respectively, for the third quarter and nine months ended September 30, 2000. The decline is primarily due to a decrease in the market value of the Company's common stock, which resulted in a lower charge for stock compensation related to options granted to non-employee contractors. These amounts do not affect the Company's net stockholders' equity. These non-cash expenses increased operating expenses, loss from continuing operations and net loss applicable to common shares as follows:

Non-Cash Stock Compensation Expense
(in thousands, except per share amounts)

                                                Three Months Ended             Nine Months ended
                                                   September 30,                 September 30,
                                             -----------------------        ----------------------
                                              2001            2000           2001          2000
                                             --------       -------        -------       -------
Research and development                     $   102        $   107        $   311       $   969
Sales and marketing                               12             12             36           168
General and administrative                        18             41             53           838
                                             -------        -------        -------       -------
                                             $   132        $   160        $   400       $ 1,975
                                             =======        =======        =======       =======
Impact per common  share                     $ (0.01)       $ (0.01)       $ (0.02)      $ (0.09)
                                             =======        =======        =======       =======

Other Income, Net

Other income, net decreased to $202,000 for the third quarter of 2001 from $361,000 for the third quarter of 2000, primarily due to lower interest income as a result of lower interest rates in third quarter 2001. Other income, net increased to $875,000 for the nine months ended September 30, 2001 from $650,000 for the nine months ended September 30, 2000, primarily due to higher interest income as a result of investing the net proceeds from the private placements in April 2000 and February 2001.

Series E Convertible Preferred Stock Charges

Preferred stock charges during the third quarter and nine months ended September 30, 2001 reflect charges against stockholders' equity that consist of the beneficial conversion charge of $525,000 and $1,185,000, respectively, and the accrual of the 4.75% premium related to the Series E Preferred Stock of $297,000 and $693,000, respectively. The beneficial conversion charge reflects amortization of the beneficial conversion feature related to the preferred stock. These non-cash charges reduced stockholders' equity and increased the net loss applicable to common shares. If the preferred stock remains outstanding, the beneficial conversion charge will be between $500,000 and $600,000 and the premium will be approximately $300,000, for the fourth quarter of 2001. See Note 5 in Notes to Financial Statements for further discussion of the Series E Convertible Preferred Stock Charges.

LIQUIDITY AND CAPITAL RESOURCES

The net increase in cash and cash equivalents during the first nine months of 2001 was $4,941,000, due primarily to $23,400,000 received from the net proceeds of the private placement of Series E Convertible Preferred Stock in February 2001, partially offset by net cash used of $16,371,000 in operating activities and capital expenditures of $2,123,000. Cash used in operating activities was due primarily to the net loss of $18,834,000 for the first nine months of 2001. Capital expenditures were made to acquire equipment, expand facilities and implement systems to support the expanding infrastructure of the Company. The Company currently anticipates that total capital expenditures for fourth quarter of 2001 will be lower than in the first three quarters of 2001.

As of September 30, 2001, the Company had approximately $200,000 of component-level and finished goods purchase commitments to its contract manufacturer.

As of September 30, 2001, the Company had $21,766,000 in cash and cash equivalents. The Company currently believes that its cash and cash equivalents will be sufficient to fund its operations for at least the next twelve months. However, the Company may need to raise additional capital. If so, there can be no assurance that the Company will be able to raise such capital when required, or on terms acceptable to the Company.

RECENT ACCOUNTING DEVELOPMENTS

In June 2001, the Financial Accounting Standards Board (FASB) approved Statements of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets." The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and certain intangible assets not be amortized. Instead, these assets will be reviewed for impairment at least annually with any related losses recognized when incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 is effective January 1, 2002 for existing goodwill and intangible assets and July 1, 2001 for business combinations completed after June 30, 2001. The Company does not expect these statements to affect its financial position or results of operations.

In August 2001, the FASB approved Statement No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. This statement will affect asset retirement obligations upon adoption.

In October 2001, the FASB approved Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supercedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Statement No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect this statement to affect its financial position or results of operations.

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

WHILE WE HAVE GENERATED REVENUES IN THE SECOND AND THIRD QUARTERS OF 2001 FROM SALES OF OUR FIRST LUNAR FLARE NAS SERVER APPLIANCE, WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO GENERATE ADDITIONAL REVENUES AT A LEVEL THAT MEETS EXPECTATIONS.

With sales of our initial Lunar Flare NAS server appliance, we generated revenues in the second quarter of 2001 for the first time since we sold the remaining assets associated with our server line of business in August 1999. Our third quarter 2001 revenues were not significantly higher than those generated in the second quarter of 2001. Although we currently anticipate additional revenues from sales of Lunar Flare NAS, we cannot assure you that we will be able to generate revenues at a level that meets expectations.

Further, Lunar Flare NAS utilizes Illumina, our patented clustering software, and all other products we currently plan to develop will be designed utilizing Illumina. Because Illumina is a new type of software technology, we cannot be sure that we will sell a significant number of Lunar Flare NAS appliances, nor can we be sure that anyone will buy our other Illumina-based products that we may develop. If demand for Lunar Flare NAS or any other Illumina-based products that we may develop fails to materialize, we will not be able to generate revenues at a level that meets expectations, which would have a material adverse effect on our business, financial condition and results of operations.

SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN A DELAY IN DELIVERY OF OUR PRODUCTS OR LOSS OF, OR DELAY IN, MARKET ACCEPTANCE OF OUR PRODUCTS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Software errors or failures found in our products may result in a delay in delivery of our products. Further, even though we have performed a significant amount of testing of our Illumina software and our Lunar Flare NAS server appliance, they may still contain software errors or failures which are not detected or remedied until after we ship such products, which could result in loss of, or delay in, market acceptance, which could in turn materially adversely affect our operating results. Similarly, other products we develop may contain software errors or failures which may result in a delay in delivery of such products or which are not detected or remedied until after we ship such products. The occurrence of such errors in either the Lunar Flare NAS or other Illumina-based products could result in:

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

We believe our future financial performance depends in part upon the continued growth in the NAS market. We expect that any revenues that we are able to generate from product sales in 2001 will come almost exclusively from Illumina-based products that are sold in the NAS marketplace. The market for NAS products, however, may not continue to grow at its historical rate and could possibly decline. Long-term trends in storage technology may change and competing technologies, such as storage area networks, may emerge as the preferred storage solution. If the NAS market grows more slowly than anticipated or declines, our business, financial condition and results of operations could be materially adversely affected.

WE HAVE A HISTORY OF LOSSES AND EXPECT TO EXPERIENCE LOSSES IN THE FUTURE.

Over the last five years, we have incurred significant net losses, including net losses of $13.6 million, $7.6 million and $2.1 million in 2000, 1999 and 1998 respectively. We also incurred a net loss of $18.8 million for the first nine months of 2001. We expect to continue to have losses in the future. In addition, we had an accumulated deficit of $116.3 million as of September 30, 2001. We believe that our future growth depends upon the success and market acceptance of Lunar Flare NAS and other Illumina-based products, as well as our ability to develop new products and adopt successful marketing and sales strategies, all of which will require us to incur significant product development and sales and marketing expenses. We anticipate that we will continue to incur significant expenses in 2001 as we:

     o    Market and sell our products;

     o    Expand our distribution channels;

     o    Continue our product development activities;

     o    Develop strategic partnerships and alliances with third parties;

     o Create and market additional server appliance products based on Illumina; and

     o    Adjust our infrastructure to support our growth.

As a result of our incurring these expenses, we will need to generate significant revenues to achieve profitability. If we do not significantly increase our revenues or if we fail to control our costs as we implement our business strategies, we may be unable to achieve and maintain profitability. If we do not achieve and maintain profitability, we may be required to obtain additional funding, which may not be available to us on commercially reasonable terms, or at all.

WE MAY NEED ADDITIONAL CAPITAL THAT MAY NOT BE AVAILABLE TO US AND, IF RAISED, MAY DILUTE OUR EXISTING INVESTORS' OWNERSHIP INTEREST IN US.

We may need to raise additional capital to finance our Company, including funds to further develop or enhance our software and server appliances, fund operations, respond to competitive pressures or acquire complementary products, businesses or technologies. Additional financing may not be available on terms that are acceptable to us or at all. If we raise additional funds through the issuance of equity or convertible debt securities, the percentage ownership of our stockholders would be reduced and these securities may have rights, preferences and privileges senior to those of our current stockholders which may adversely impact current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of unanticipated opportunities, develop or enhance products or services, expand or otherwise respond to competitive pressures would be significantly limited.

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

OUR BUSINESS DEPENDS ON THE ACCEPTANCE OF OPERATING SYSTEM SOFTWARE FOR WHICH WE HAVE NO RESPONSIBILITY OR CONTROL.

Our initial Lunar Flare NAS server appliance utilizes Linux as its operating system, which is not designed or manufactured by us. We anticipate that Lunar Flare NAS may in the future, after we further modify and enhance it, utilize Windows NT(R) and UNIX(R) operating systems, both of which are designed and manufactured by parties over whom we have no control. Similarly, we anticipate future Illumina-based products may also be designed to be used with the Linux, Windows NT(R) and UNIX(R) operating systems. Therefore, our business depends on the market acceptance of Linux, Windows NT(R) and UNIX(R) to run computer networks and the willingness of the manufacturers of these operating systems to continue to offer a quality product. Because we have no control over the market acceptance of any of this operating software or their manufacturers to continue to offer quality products that fulfill market demand, our ability to generate revenues will be largely dependent on the ability and desire of such manufacturers to continue to offer quality products that fulfill market demand.

WE MAY BE UNABLE TO HIRE AND RETAIN REQUIRED, HIGHLY-SKILLED MANAGERIAL AND TECHNICAL PERSONNEL.

Our future success depends, in significant part, upon retaining the continued service and performance of our senior management, team members, consultants and other key personnel as well as our continued ability to attract and recruit qualified personnel. Losing the services of any member of our management team could impair our ability to effectively manage our company and to carry out our business plan. We also may need to hire additional sales, marketing, engineering, service and administrative personnel to grow our business and generate revenues. If we are unable to hire and retain these employees, our business and operations would be adversely affected. Competition for people with the skills we require is intense, and we cannot assure you that we will be able to hire such people or that we will be able to do so without offering these people salaries that are significantly higher than we have historically paid. Departures of existing personnel and additions of new personnel, including departures resulting from our third quarter 2001 restructuring actions, could disrupt our business and may result in the departure of other employees. We also depend on the continued service of our key personnel and even though we have entered into employment agreements with key management personnel, these agreements cannot prevent their departure.

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

BEGINNING LATER IN 2002, IF WE FAIL TO MAINTAIN THE LISTING OF OUR COMMON STOCK ON THE NASDAQ SMALLCAP MARKET OR OTHER REQUIRED TRADING MARKET, WE MAY BE REQUIRED TO REDEEM OUR SERIES E PREFERRED STOCK AND WE MAY NOT HAVE SUFFICIENT CASH TO REDEEM THESE SECURITIES.

Pursuant to the terms of our outstanding Series E Preferred Stock, beginning later in 2002, we are required to maintain the listing of our common stock on the Nasdaq Smallcap Market, the Nasdaq National Market, the New York Stock Exchange or the American Stock Exchange. If we fail to continue to have our common stock listed on the Nasdaq Smallcap market, or other required trading market, for any 60 day-period any time after August 27, 2002, then the holders of the Series E Preferred Stock could require us to redeem our Series E Preferred Stock. Should such redemption be required, we may not have sufficient cash to be able to redeem these securities. Further, even if we have sufficient cash to redeem these securities, any required redemption could have a material adverse effect on our business and financial condition.

FAILURE TO MAINTAIN COMPLIANCE WITH NASDAQ'S LISTING REQUIREMENTS COULD RESULT IN OUR DELISTING BY NASDAQ FROM THE NASDAQ SMALLCAP MARKET, WHICH COULD SIGNIFICANTLY LIMIT THE ABILITY TO SELL OUR COMMON STOCK AS WELL AS SIGNIFICANTLY LIMIT OUR ABILITY TO RAISE ADDITIONAL CAPITAL.

Our common stock is currently traded on the Nasdaq Smallcap Market. The Nasdaq Smallcap Market has several continued listing requirements, including a requirement that the closing bid price of our common stock must be $1.00 or greater. If we fail to meet these listing requirements, including if the minimum closing bid price of our common stock falls below the $1.00 threshold for 30 consecutive days, our stock could be delisted from the Nasdaq Smallcap Market. In September 2001, the Nasdaq Smallcap Market announced that it was suspending the $1.00 minimum closing bid requirement until January 2, 2002. After January 2, 2002, if the minimum closing bid price of our common stock falls below $1.00 for 30 consecutive days, Nasdaq would notify us that our common stock might be delisted from the Nasdaq Smallcap Market. If the closing bid price of our common stock does not thereafter regain compliance for a minimum of 10 consecutive trading days during the 90 days following notification by Nasdaq, Nasdaq may delist our common stock from trading on the Nasdaq Smallcap Market. If our stock were delisted, the ability to sell our common stock and our ability to raise additional capital could be significantly limited. On November 12, 2001, the closing sales price of our common stock as reported by the Nasdaq Smallcap Market was $1.09.

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

The market price of our common stock has been volatile in the past, and several factors could cause the price to fluctuate substantially in the future. These factors include:

     |X| Successful and timely development and introduction of our products or enhancements to our products;

     |X|  Fluctuations in our operating results;

     |X| Fluctuations in the valuation of companies perceived by investors to be comparable to us;

     |X| A shortfall in revenues or earnings compared to securities analysts' expectations;

     |X|  Changes in analysts' recommendations or projections;

     |X| Announcements of new products, applications or product enhancements by us or our competitors; and

     |X| Changes in our relationships with our suppliers, channel partners and customers.

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

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK

FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or high-grade commercial paper. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would have resulted in a decrease in interest income for the nine months ended September 30, 2001 of approximately $200,000.

                           PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(b)  Reports on Form 8-K

     On July 26, 2001, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing financial results for the second quarter ended June 30, 2001.

     On September 18, 2001, the Company furnished a report on Form 8-K under
     Item 5, Other, related to a press release announcing restructuring, expense reductions.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                     TRICORD SYSTEMS, INC.

                              (REGISTRANT)

                     By:   /s/ Joan M. Wrabetz
                           -----------------------------------------
                           Joan M. Wrabetz, President and
                           Chief Executive Officer (Principal
                           Executive Officer)

                     By:   /s/ Steven E. Opdahl
                           ------------------------------------------
                           Steven E. Opdahl,
                           Chief Financial Officer
                           (Principal Financial Officer and
                           Principal Accounting Officer)

                    Date:  November 14, 2001