Form 10-K405
period 2001-12-31
TRICORD SYSTEMS INC /DE/
filed 2002-03-27
CIK 837166

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K
(Mark one)

  X               ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
-------                  SECURITIES EXCHANGE ACT OF 1934

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                Transition Report Pursuant to Section 13 or 15(d)
-------                  OF THE SECURITIES EXCHANGE ACT OF 1934
               For the Transition Period from ________ to ________

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. (X)

As of March 22, 2002, 24,918,361 shares of Common Stock of the Registrant were outstanding, and the aggregate market value of the Common Stock of the registrant as of that date (based on the closing price as reported by the Nasdaq SmallCap Market System), excluding shares beneficially owned by directors and executive officers, was approximately $13,769,843.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Stockholders for the year ended December 31, 2001 (the "Annual Report") are incorporated by reference into Parts I, II and IV to the extent specific captions or pages are referred to herein. Portions of the proxy statement for the Annual Meeting of Stockholders to be held May 14, 2002 ("the Proxy Statement") are incorporated by reference in Part III, to the extent specific captions are referred to herein.

PART I

The information contained in this report on Form 10-K includes forward-looking statements. When used in this report, the words "anticipates," "believes," "expects," "intends," "forecasts," "plans," "future," "strategy," or words of similar import are intended to identify forward-looking statements. Other statements of the Company's plans and objectives may also be considered to be forward-looking statements. Such statements are subject to certain risks and uncertainties, which could cause actual results to differ materially from those expressed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to publish revised forward-looking statements to reflect the occurrence of unanticipated events or circumstances after the date hereof or to reflect the occurrence of the unanticipated events. Readers are urged to carefully review and consider the various disclosures made by the Company to advise interested parties of certain results and information, including the disclosures made under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" and "Factors That May Affect Future Results" in Tricord's 2001 Annual Report to Stockholders ("the Annual Report"), which are incorporated into this report by reference, as well as the Company's other filings with the Securities and Exchange Commission.


ITEM 1. BUSINESS

GENERAL

Tricord Systems Inc. (also referred to in this report as "Tricord" "we" or the "Company"), is a Delaware corporation that was formed in 1987. We design, develop and market clustered server appliances and software for content-intensive applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a single cluster, managed as a single resource. Easy to deploy, manage and grow, our products are designed to allow users to add capacity to a cluster with minimal administration costs. Our appliances are designed to be virtually plug-and-play, and to offer seamless growth and continuous access to content with no downtime.

In the quarter ended June 30, 2001, we commenced initial commercial shipments of our first server appliance, Lunar Flare(TM) NAS, a general file serving storage device for Windows(R) users designed to offer seamless growth and ease of management for the network-attached storage ("NAS") market segment. In the last quarter ended December 31, 2001, we introduced a larger-capacity model of Lunar Flare NAS, as well as the Lunar Flare Application Appliance platform and a new release of Illumina software for Lunar Flare NAS and the Lunar Flare Application Appliance platform. During the year ended December 31, 2001, we generated revenues of $270,000 from the sale and service of our server appliance products. As our selling efforts demonstrated that we would be unable to sell widely to the general NAS market without certain additional product features, we refocused our efforts on the three vertical markets of virtual workplace, imaging and security, as well as certain portions of the general file serving market, and on delivering the additional features needed to compete more effectively in these markets.

During 2000, we did not generate any revenues from the sales of products and services as we continued developing our Illumina aggregation software and began developing and testing our initial Lunar Flare NAS server appliance.

Before focusing our efforts exclusively on the development of Illumina, we had historically engaged in the business of designing, manufacturing, marketing and supporting high-performance enterprise servers for use in mission critical applications principally running on Microsoft's Windows(R) NT(R) and Novell(R) NetWare(R).

INDUSTRY/SERVER APPLIANCE MARKET OVERVIEW

The server appliance market has emerged as a rapid growth market encompassing several segments including NAS, web servers, and web content and caching. Emerging segments continue to develop within the server appliance market representing such applications as back-up, database, multimedia and streaming media.

Advances in technology, system architecture and system management continue to change the traditional server marketplace. Processing power and storage capacity are increasing at rapid rates. As a result, it has become increasingly practical to deploy smaller, purpose-specific servers rather than large, complex and more costly general-purpose servers. It is now more common to see IT infrastructure consisting of discrete servers configured for specific purposes like electronic messaging, database, file serving, web serving and backup. Vendors have responded by developing single-purpose devices referred to as server appliances, uniquely designed to meet specific requirements.

In May 2001, International Data Corporation ("IDC") estimated that the server appliance market is expected to grow from $3.8 billion in 2000 to $31.4 billion in 2005. NAS, the largest segment of the server appliance market representing 55 percent of the total revenue through the year 2005, was forecast by IDC to grow from $2 billion in 2000 to $17.2 billion in 2005.

This rapid growth in demand and increasing complexity has also shifted the focus away from just capacity. We believe technology improvements and new product introductions in the server appliance space will continue to drive down hardware costs and the market will increasingly focus on resource availability and the cost required to administer computer networks as they rapidly expand in size and complexity. We believe users are increasingly demanding solutions comprised of not only hardware for cost effective storage and continuous access to large amounts of information, but also software that manages information flow and reduces the high cost of network administration.


PRODUCTS AND TECHNOLOGY

Our proprietary Illumina clustering software, the core of our server appliance architecture, addresses the market's focus on scalability, high availability of data, ease-of-use, and lower management cost. Marketed under the Illumina brand name, our patented software aggregates individual appliances to create a cluster that is managed as a single resource. Illumina-enabled appliances are designed to be virtually plug-and-play, and to offer seamless growth and continuous access to content without downtime.

During 2001, we commenced initial commercial shipments of our first server appliance, Lunar Flare NAS, a general file serving storage device for Windows(R) users designed to offer seamless growth and ease-of-management for the network-attached storage ("NAS") market segment. In the last quarter of 2001, we introduced a larger-capacity model of Lunar Flare NAS, as well as the Lunar Flare Application Appliance platform and a new release of Illumina software for Lunar Flare NAS and the Lunar Flare Application Appliance platform. The Lunar Flare Application Appliance platform builds upon the foundation of our NAS product and the core capabilities of our clustering technology and provides a platform for the incorporation or certification of specific applications as part of our product offerings.

Entering 2002, we are focused on delivering additional features required to compete more effectively in the markets we are targeting. Such features include NFS support (which is support for UNIX clients), NTFS (which is file and folder permissions for Microsoft NT), enhanced backup options, replication, and active directory support. We expect to continue our targeted development efforts on these features, and each feature will be released when development and the appropriate level of testing is completed. It is important that we deliver these additional features in order to expand our base of potential customers and provide the platform needed to increase revenues.

BUSINESS STRATEGY

Tricord's business strategy is to design, develop and market clustered server appliances and software for content-hungry applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a single cluster, managed as a single resource. The Company's initial server appliance, Lunar Flare NAS, targets the NAS market segment and supports networks with Windows(R) clients. Subsequent releases of Lunar Flare NAS are being developed to expand the feature set and functionality of Lunar Flare NAS.

We also have introduced the Lunar Flare Application Appliance platform, and plan to develop additional server appliances which utilize Illumina, as part of our strategy to address other segments of the server appliance market. We also plan to enter into relationships with partners who are currently developing or who already provide appliance solutions that would benefit from the inherent advantages of Illumina.

SALES AND MARKETING

Sales of our server appliance products are currently made directly to end users as well as indirectly through channel partners including systems integrators and value added resellers.

During 2000 and 2001, the Company initially focused its marketing efforts on developing an awareness of our technology and server appliances with leading market influencers, including industry analysts, IT advisors and members of the industry press. We also initially focused our 2001 marketing and sales resources on selling horizontally across the NAS Space. Later in 2001, we refocused our marketing and sales efforts on specific vertical market segments, namely the virtual workplace, digital imaging and security market segments. A significant part of our sales process has included our 30-day, try-before-you-buy program that provides potential customers the opportunity to evaluate our product prior to purchase.

Sales and marketing expense was $8.8 million, $4.2 million and $2.6 million in 2001, 2000 and 1999, respectively.

RESEARCH AND DEVELOPMENT

Our research and development efforts have been focused on the development and enhancement of our Illumina aggregation software and the development of server appliance products utilizing our Illumina software. During 2001, significant efforts were invested in the development and enhancement of our Lunar Flare NAS server appliance, and we continue to focus on expanding the feature set of Lunar Flare NAS to compete more effectively in the three vertical markets of virtual workplace, imaging and security, as well as certain portions of the general file serving market. We believe that continued investment in research and development is critical to our ability to continue to develop and enhance products to address market needs.

Tricord's research and development staff consisted of 35 employees as of December 31, 2001. Research and development expenses, primarily consisting of personnel expenses, were $10.8 million, $7.4 million and $3.4 million in 2001, 2000 and 1999, respectively.

MANUFACTURING

Tricord currently subcontracts, and intends to continue to subcontract, its production activities as part of its business model. The Company currently has a non-exclusive integration agreement with a contract manufacturer to manufacture, integrate and assemble the Company's Lunar Flare(TM) server appliance. Under the agreement, the manufacturer supplies and assembles the hardware components that comprise Lunar Flare appliances, integrates the Company's Illumina(TM) aggregation software, provides testing services and drop-ships to the Company's channel partners and customers. All product purchases by the Company from the manufacturer are through purchase orders. However, we are not obligated to purchase any minimum amount of product from our manufacturer until we submit definitive purchase orders to our manufacturer. The Company determines the minimum number of units of server appliances that the manufacturer builds and holds as finished goods, ready for shipment to the Company's customers. The Company provides a non-cancelable, non-returnable purchase order for all such finished goods inventory. In addition, the Company provides the manufacturer with a non-cancelable, non-returnable purchase order for unique parts (as defined by the agreement) to be purchased by the manufacturer for integration into the Company's server appliance. We depend on such third party to deliver high-quality products in a timely manner.

COMPETITION

The markets in which we compete are extremely competitive and rapidly changing. While we believe that our underlying aggregation software brings unique capabilities and value to the marketplace, we compete with a number of significant competitors with substantially greater financial and other resources. We believe that the principal competitive factors affecting our market include product features such as scalability, data availability, performance, ease-of-use, price, reliability, customer service and support.

Our success will depend largely on our ability to generate market demand and awareness of our initial server appliance and aggregation software, our ability to deliver competitive products with product features required by customers, as well as developing additional or enhanced products more rapidly and less expensively than our competitors. Our success will also depend on our ability to educate potential partners as to the benefits of licensing our software rather than developing their own competing technologies. Our future and existing competitors could introduce products with superior features, scalability and functionality at lower prices than our products and could also bundle existing or new products with other more established products in order to compete with us. In addition, we expect additional competition from other established and emerging companies. Increased competition is likely to result in price reductions and reduced gross margins, which could harm our business.

INTELLECTUAL PROPERTY

We currently rely on a combination of copyright and trademark laws, trade secrets, confidentiality procedures, contractual provisions and patents to protect our proprietary rights. We seek to protect our software, documentation and other written materials under trade secret, copyright and patent laws, which afford only limited protection. We have registered our "Tricord" name and logo, as well as the "Illumina" and "Lunar Flare" trademarks in the United States. We will continue to evaluate the registration of additional trademarks as appropriate. We generally enter into confidentiality agreements with our employees, partners, resellers and customers to protect our proprietary information.

Tricord currently has been granted one patent for its core distributed file system technology and has seven U.S. patent applications pending with respect to its technology. There can be no assurance, however, that any of these patent applications will result in issued patents or that any such patents, if issued, will be held to be valid or will otherwise be of value to the Company.

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

EMPLOYEES

As of December 31, 2001, Tricord had 77 full-time employees. After implementing the restructurings and additional reductions announced in December 2001, our initial 2002 ongoing headcount is approximately 65, with 35 engaged in research and development, 12 in sales and marketing, 11 in operations and customer support and the balance in general and administrative functions. Tricord's employees are not represented by any collective bargaining agreements, and the Company has never experienced a work stoppage. The Company believes that its employee relations are good. Tricord's success depends to a significant extent upon the continued service of its executive officers and other key management and technical personnel. The future success of the Company will also depend in large part upon its ability to continue to attract and retain highly skilled and qualified personnel.

CERTAIN IMPORTANT FACTORS

For important factors that may have an impact on our business, operations, financial results and an investment in us, please see the information under the caption "Factors That May Affect Future Results" in the Company's Annual Report which is incorporated herein by reference.

ITEM 2. PROPERTIES

The Company's principal administrative, support, and research and development activities are performed in its 14,831 square foot headquarters facility in Plymouth, Minnesota. The Company first occupied this facility in August 1997. The lease for this facility expires in August 2003 and the Company has the option to extend its lease through August 2004. The Company's lease payments are approximately $11,300 monthly with an additional approximately $6,300 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes.

The Company moved into a 14,926 square foot marketing, sales and product development facility in Westminster, Colorado in February 2001. The lease for this facility expires in February 2006 and has a renewal option for five years. The Company's lease payments are approximately $20,500 monthly with an additional approximately $8,100 monthly for the Company's pro rata share of the lessor's operating costs, including real estate taxes. After the third lease year, the Company has the right to terminate this lease with six months prior notice with payment of three months rent and operating expenses, certain related unamortized costs, and lease commissions and legal fees associated with lease termination. This space is currently underutilized and we are actively seeking to sublease excess space.

The Company opened a 4,703 square foot marketing office in Houston, Texas in January 1999. The lease for this facility expired in February 2002 and we have no remaining obligations under this lease. The Company discontinued using this facility at the end of December 1999 and had subleased the office space through the lease expiration date. The Company's lease payments were approximately $7,200 monthly, which included the Company's pro rata share of the lessor's operating costs in including real estate taxes. The sublessee's payments to the Company were approximately $4,300 per month.

During 2000, the Company opened sales and marketing offices in Marietta, Georgia and Chicago, Illinois. In 2001, the Company closed its Chicago, Illinois sales and marketing office.

ITEM 3. LEGAL PROCEEDINGS

There are no material pending legal, governmental, administrative or other proceedings to which we are a party or of which any of our property is the subject.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

ITEM 4A. EXECUTIVE OFFICERS OF THE COMPANY

The executive officers of the Company and their ages as of March 26, 2002 are as follows:

         Name                       Age                       Position
         ----                       ---                       --------

Keith T Thorndyke                   43              President and Chief Executive Officer

Steven E. Opdahl                    38              Secretary and Chief Financial Officer

Dr. Alexander H. Frey               68              Senior Vice President and
                                                    Chief Technical Officer

Ronald L. Brown                     56              Vice President, Business and Corporate
                                                    Development

Charles E. Pearsall                 59              Vice President, Operations

Robert H. Wilson                    48              Vice President, Sales and Marketing

Kerry R. Yndestad                   41              Vice President, Product Development


Mr. Thorndyke joined the Company in October 2001 as Chief Operating Officer and became President and Chief Executive Officer in January 2002. From August 2001 to September 2001, Mr. Thorndyke was a management consultant. From September 1999 to August 2001 Mr. Thorndyke held several management positions at Learning Byte International, the last being Executive Vice President and Chief Operating Officer. From March 1999 to August 1999, Mr. Thorndyke was a management consultant. From March 1992 to March 1999, Mr. Thorndyke was President and Chief Executive Officer for Recyclights, Inc.

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

Mr. Brown has served as the Company's Vice President, Business and Corporate Development since March 2002. From January 2000 to September 2001, Mr. Brown was Vice President of Business and Corporate Development and OEM Sales for SANavigator, Inc. From January 1999 to December 1999, Mr. Brown was a management consultant. From August 1996 to December 1998, Mr. Brown was Senior Vice President of World Wide Sales and Service for Intelliguard Software, Inc.

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

Mr. Wilson has served as the Company's Vice President, Sales and Marketing since March 2002. From June 1999 to July 2001, Mr. Wilson was Vice President, Sales and Marketing for Connex, Inc. and Vice President, Alliances & International for

SANavigtor, Inc. (both companies were Western Digital Corporation subsidiaries). From September 1998 to March 1999, Mr. Wilson was Senior Vice President of Technology and Process Consulting, Inc. From September 1996 to September 1998, Mr. Wilson was Senior Vice President, Marketing and Business Development for Intelliguard Software, Inc.

Mr. Yndestad has served as the Company's Vice President, Product Development since November 2000. From 1992 to October 2000, Mr. Yndestad served as Vice President of Trading Systems Development for Bridge Information Systems. From 1989 to 1992, Mr. Yndestad was co-founder and Vice President of Systems Development at AZX, Inc. From 1986 to 1989, Mr. Yndestad was Finance Industry Application Manager for Cray Research.


PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

A portion of the information required by this Item is incorporated by reference to the information under the caption "Investor Information" of the Company's Annual Report.

In February 2001, the Company received $25 million in gross proceeds ($23.4 million in net proceeds) from a private placement of 25,000 shares of Series E Convertible Preferred Stock at a price of $1,000 per share. Each share of the Series E Preferred Stock is convertible into such number of shares of common stock as is determined by dividing (i) the stated value ($1,000) of the share of Series E Preferred Stock, plus a premium on the stated value which accrues at the annual rate of 4.75%, by (ii) the conversion price, which is currently $9.50 per share. In connection with this private placement, the Company issued a warrant with an 18-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $12.40 per share, a warrant with a 24-month term to purchase up to 986,842 additional shares of the Company's Common Stock at $14.50 per share and a warrant with a 60-month term purchase up to 110,526 additional shares of the Company's Common Stock at $9.50 per share. The Company was obligated to file a registration statement with the Securities and Exchange Commission (SEC) to cover the resale of the Company's common stock issuable upon the conversion of the Preferred Stock and the exercise of the warrants issued with the Preferred Stock. The Company has filed the required registration statement and it was declared effective in June 2001.

The sale of Preferred Stock was made in reliance on an exemption from registration under the Securities Act of 1933 provided in Regulation D and
Section 4(2) thereunder. With respect to such reliance, certain inquiries were made by the Company and certain representations and warranties were received by the investor to establish that such exemption was available.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated financial statements and notes thereto and the report of its independent accountants are incorporated by reference to pages 23 through 42 of the Annual Report.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) DOCUMENTS FILED WITH REPORT

         1.       Consolidated Financial Statements

                  The following Consolidated Financial Statements and Report of Independent Accountants are incorporated by reference to pages 23 through 42 of the Annual Report.

                           Report of Independent Accountants.

                           Consolidated Statements of Operations - Years Ended December 31, 2001, 2000 and 1999.

                           Consolidated Balance Sheets - December 31, 2001 and 2000.

                           Consolidated Statements of Cash Flows - Years Ended December 31, 2001, 2000 and 1999.

                           Consolidated Statements of Stockholders' Equity - Years Ended December 31, 2001, 2000 and 1999.

                           Notes to Consolidated Financial Statements.

         2.       Consolidated Financial Statement Schedule

                  The following financial statement schedule and report of independent accountants thereon should be read in conjunction with the consolidated financial statements and the notes thereto referred to above.

                                                                               Page
                  Report of Independent Accountants                             16
                  Schedule II - Valuation and Qualifying Accounts               17

         3.       Exhibits

                  The Exhibits to this Report are listed in the Exhibit Index on pages 19 to 22 below.

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

                  2. 1998 Stock Incentive Plan, as amended and restated March 22, 2001. (e)

                  3. 1998 Non-Employee Director Stock Plan, as amended effective January 30, 1999, March 30, 2000 and November 2, 2000. (d)

                  4. 1994 Employee Stock Purchase Plan, as amended effective May 10, 2001. (f)

                  5. Employment Agreement, dated March 1, 2000, between the Company and Joan M. Wrabetz. (b)

                  6. Employment Agreement, dated June 28, 2000, between the Company and Steven E. Opdahl. (c)

                  7. Employment Agreement, dated November 2, 2000, between the Company and Kerry R. Yndestad. (d)

                  8. Employment Agreement, dated November 8, 2000, between the Company and John Mitcham. (d)

                  9. Employment Agreement, dated September 24, 2001, between the Company and Keith T Thorndyke. (f)

                  10. 2001 Nonstatutory Stock Option Plan, effective October 1, 2001. (f)

                  11. Separation and Release Agreement, dated January 24, 2002, between the Company and Joan M. Wrabetz. (f)

                  12. Employment Agreement, dated October 3, 1996, between the Company and Alexander H. Frey. (f)

                  13. Employment Agreement, dated February 7, 1996, between the Company and Charles E. Pearsall. (f)

                  14. Amendment, effective February 1, 2002, to Employment Agreement, dated October 3, 1996, between the Company and Alexander H. Frey. (f)

                  15. Amendment, effective February 1, 2002, to Employment Agreement, dated February 7, 1996, between the Company and Charles E. Pearsall. (f)

                  16. Amendment, effective February 1, 2002, to Employment Agreement, dated June 28, 2000, between the Company and Steven E. Opdahl. (f)

                  17. Amendment, effective February 1, 2002, to Employment Agreement, dated November 2, 2000, between the Company and Kerry R. Yndestad. (f)

                  18. Amendment, effective January 28, 2002, to Employment Agreement, dated October 1, 2001, between the Company and Keith T. Thorndyke. (f)

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

                  (d) Incorporated by reference for the exhibits to the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

                  (e) Incorporated by reference for the exhibits to the Company's Annual Report on Form 10-Q for the quarter ended March 31, 2001.

                  (f)      Filed herewith.



(b) REPORTS ON FORM 8-K

         On October 30, 2001, the Company filed a report on Form 8-K under Item 5, Other, related to release of its financial results for the third quarter and nine months ended September 30, 2001.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of
Tricord Systems, Inc.

Our audits of the consolidated financial statements referred to in our report dated January 18, 2002, except as to Note 2 and the "Required Redemption" Description in Note 5 for which the date is March 19, 2002, appearing in the 2001 Annual Report to Stockholders of Tricord Systems, Inc. (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the financial statement schedule listed in Item 14(a)(2) of this Form 10-K. In our opinion, the financial statement schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.


                                                      PricewaterhouseCoopers LLP


Minneapolis, Minnesota
January 18, 2002

                 SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999





(in thousands)

                                                                                Balance at      Additions    Deductions    Balance
                                                                              Beginning of      Charged to     from       at End of
                              Description                                        Period          Expense     Allowance     Period
                              -----------                                        ------          -------     ---------     ------

Year ended December 31, 2001
         Allowance for doubtful accounts (deducted from accounts receivable)    $    --      $    31         $    --      $    31

         Inventory obsolescence reserve (deducted from inventory)                    --          214              --          214


Year ended December 31, 2000
         Allowance for doubtful accounts (deducted from accounts receivable)         --           --              --           --

         Inventory obsolescence reserve (deducted from inventory)                    --           --              --           --


Year ended December 31, 1999
         Allowance for doubtful accounts (deducted from accounts receivable)        679          (22)           (657)(1)       --

         Inventory obsolescence reserve (deducted from inventory)                 3,259           --          (3,259)(1)        --


Notes:
  (1) Reflects elimination in connection with the sale of the legacy business as described in Note 1 of the Notes to the Company's Consolidated Financial Statements.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized on March 27, 2002.


                                                     TRICORD SYSTEMS, INC.

                                                     By /s/ Keith T. Thorndyke
                                                       ------------------------
                                                     Keith T. Thorndyke
                                                     President and Chief
                                                     Executive Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant in the capacities indicated on March 27, 2002.

       Signatures                                    Title
       ----------                                    -----

/s/ Keith T. Thorndyke                    President and Chief Executive Officer
---------------------------               (Principal Executive Officer and Director)
     Keith T. Thorndyke

/s/ Steven E. Opdahl                      Chief Financial Officer
---------------------------               (Principal Financial and Accounting Officer)
    Steven E. Opdahl

/s/ Yuval Almog                           Director
---------------------------
    Yuval Almog

/s/ Louis C. Cole                         Director
---------------------------
    Louis C. Cole

/s/ Tom R. Dillon                         Director
---------------------------
    Tom R. Dillon

/s/ Donald L. Lucas                       Director
---------------------------
    Donald L. Lucas

/s/ Fred G. Moore                         Director
---------------------------
    Fred G. Moore

/s/ John J. Mitcham                       Director
---------------------------
    John J. Mitcham

                              TRICORD SYSTEMS, INC.

                   EXHIBIT INDEX TO ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001



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

4.1               Rights Agreement (d)

4.2 Amendment to Rights Agreement, dated January 30, 1999, between the Company and Norwest Bank Minnesota, N.A. (g)

4.3 Series E-1 Stock Purchase Warrant dated February 27, 2001 issued to RGC International Investors, LDC (k)

4.4 Series E-1 Stock Purchase Warrant dated February 27, 2001 issued to RGC International Investors, LDC (k)

10.1              Form of Indemnification Agreement (a)

10.2              1994 Employee Stock Purchase Plan, as amended effective May
                  10, 2001 (n)

10.3              1995 Stock Incentive Plan (c)

10.4 Change of Control Agreement, dated September 13, 1996, between the Company and Charles E. Pearsall (e)

10.5 Stock Purchase Agreement, dated December 7, 1998, by and among the Company and the Purchasers (f)

10.6              1998 Stock Incentive Plan, as amended and restated March 22,
                  2001 (m)

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

10.11 Employment Agreement, dated March 1, 2000, between the Company and Joan M. Wrabetz (i)

ITEM                                                                                PAGE
NUMBER                         ITEM                                                NUMBER
------                         ----                                                ------

10.12 Stock Purchase Agreement, dated April 13, 2000, by and among the Company and the Purchasers (j)

10.13             Amended and Restated Investors Rights Agreement, dated April
                  13, 2000, by and among the Company, the Investors and the Major Holder (j)

10.14 Employment Agreement, dated June 28, 2000, between the Company and Steven E. Opdahl (j)

10.15             Employment Agreement, dated November 2, 2000, between the
                  Company and Kerry R. Yndestad (1)

10.16             Employment Agreement, dated November 8, 2000, between the
                  Company and John J. Mitcham (1)

10.17 Agreement between the Company and Wit SoundView Corporation, dated February 10, 2000 (1)

10.18 Lease Agreement, dated November 20, 2000, between the Company and Public Employees' Retirement Association of Colorado (1)

10.19 Securities Purchase Agreement dated February 27, 2001 between the Company and RGC International Investors, LDC (k)

10.20 Registration Rights Agreement dated February 27, 2001 between the Company and RGC International Investors, LDC (k)

10.21             Employment Agreement, dated October 1, 2001, between the
                  Company and Keith T. Thorndyke (n)

10.22             2001 Nonstatutory Stock Option Plan, effective October 1,
                  2001 (n)

10.23 Separation and Release agreement, dated January 24, 2002, between the Company and Joan M. Wrabetz (n)

10.24             Employment Agreement, dated October 3, 1996, between the
                  Company and Alexander H. Frey (n)

10.25             Employment Agreement, dated February 7, 1996, between the
                  Company and Charles E. Pearsall (n)

10.26 Amendment, effective February 1, 2002, to Employment Agreement, dated October 3, 1996, between the Company and Alexander H.
                  Frey (n)

10.27 Amendment, effective February 1, 2002, to Employment Agreement, dated February 7, 1996, between the Company and Charles E.
                  Pearsall (n)

10.28             Amendment, effective February 1, 2002, to Employment Agreement, dated June 28, 2000, between the Company and Steven E. Opdahl (n)

10.29 Amendment, effective February 1, 2002, to Employment Agreement, dated November 2, 2000, between the Company and Kerry R.
                  Yndestad (n)

10.30 Amendment, effective January 28, 2002, to Employment Agreement, dated October 1, 2001, between the Company and Keith T.
                  Thorndyke (n)

ITEM                                                                                PAGE
NUMBER                         ITEM                                                NUMBER
------                         ----                                                ------

13.1              Annual Report to Stockholders for the year ended December 31,
                  2001 (to be deemed filed only to the extent required by the instructions to exhibits for reports on Form 10-K) (n)

21.1              Subsidiaries of the Company (n)

23.1              Consent of Independent Accountants (n)

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

(e) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1997

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

(h) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 1999 (File No. 0-21366).

(i) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 1999.

(j) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended June 30, 2000 (File No. 0-21366).

(k) Incorporated by reference to the exhibits to the Company's Current Report on Form 8-K, dated February 28, 2001 (File No. 0-21366)

(l) Filed in connection with Annual Report on Form 10-K for the year ended December 31, 2000.

(m) Incorporated by reference to the exhibits to the Company's Quarterly Report on Form 10-Q For the Quarter Ended March 31, 2001 (File No 0-21366).

(n)            Filed herewith.