Form 10-Q
period 2002-03-31
TRICORD SYSTEMS INC /DE/
filed 2002-05-14
CIK 837166

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

For the quarterly period ended March 31, 2002

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


                                 (763) 557-9005
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


              YES          X                       NO
                       ---------                            -------

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                             Outstanding at
        Class                                                April 30, 2002
   ---------------                                           --------------
    Common Stock,
   $0.01 par value                                             24,949,951

===============================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                                                    Three Months Ended March 31,
                                                                   -----------------------------
(In thousands, except per share data)                                2002                2001
                                                                   --------             --------
Revenue:
      Product                                                      $    91              $     -
      Service                                                           13                    -
                                                                   --------             --------
                                                                       104                    -

Cost of sales and service:
      Product                                                          248                    -
      Service                                                           96                    -
                                                                   --------             --------
                                                                       344                    -

Gross loss                                                            (240)                   -
                                                                   --------             --------

Operating expenses:
      Research and development                                       1,974                2,883
      Sales and marketing                                            1,221                2,245
      General and administrative                                     1,101                  844
      Restructuring                                                     69                    -
                                                                   --------             --------
                                                                     4,365                5,972

Operating loss                                                      (4,605)              (5,972)
                                                                   --------             --------

Other income (expense):
      Interest, net                                                     57                  323
      Other, net                                                        (2)                   1
                                                                   --------             --------
                                                                        55                  324

Net loss                                                            (4,550)              (5,648)
                                                                   --------             --------

Beneficial conversion charge, Series E Preferred Stock                (571)                (167)
Premium on Series E Preferred Stock                                   (297)                 (99)
                                                                   --------             --------

Net loss applicable to common shares                               $(5,418)             $(5,914)
                                                                   ========             ========

Net loss per common share - basic and diluted                      $ (0.22)             $ (0.24)
                                                                   ========             ========

Weighted average common shares outstanding
      - basic and diluted                                           24,849               24,326
                                                                   ========             ========


                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS


                                                                  March 31,          December 31,
(In thousands, except per share data)                                2002                2001
                                                                 -----------         ------------
                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                    $  13,008            $  17,357
     Accounts receivable, net                                            89                   82
     Inventories                                                        264                  321
     Other current assets                                               320                  312
                                                                  ---------            ---------
        Total current assets                                         13,681               18,072

Equipment and improvements, net                                       1,795                2,180

Other assets                                                            194                  194
                                                                  ---------            ---------
        Total Assets                                              $  15,670            $  20,446
                                                                  =========            =========


                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                             $     576            $     597
     Accrued payroll, benefits and related taxes                        894                1,126
     Other accrued expenses                                             308                  597
                                                                  ---------            ---------
        Total current liabilities                                     1,778                2,320

Capital lease obligation                                                 36                   64

Convertible, redeemable  Series E Preferred Stock,
     $1,000 par value; 25 shares authorized, 25 issued and
     outstanding (redemption value at March 31, 2002 of
     $26,286)                                                        12,649               11,781

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares
        authorized, 24,928 and 24,697 shares
        issued and outstanding                                          249                  247
     Additional paid-in capital                                     127,025              127,688
     Unearned compensation                                             (387)                (524)
     Accumulated deficit                                           (125,680)            (121,130)
                                                                  ---------            ---------
        Total stockholders' equity                                    1,207                6,281
                                                                  ---------            ---------

        Total Liabilities, Convertible, Redeemable Preferred
           Preferred Stock and Stockholders' Equity               $  15,670            $  20,446
                                                                  =========            =========


                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                    Three Months Ended March 31,
                                                                    -----------------------------
(In thousands)                                                        2002                 2001
                                                                    --------             --------

Cash flows from operating activities:
     Net loss                                                       $(4,550)             $(5,648)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock compensation                                              160                  151
        Depreciation and amortization                                   398                  508
        Loss on disposal of equipment                                    15                    -
        Provision for losses on accounts receivable                      23                    -
        Provision for losses on inventories                             146                    -
        Changes in operating assets and liabilities:
           Accounts receivable                                          (30)                   -
           Inventories                                                 (133)                (506)
           Other current assets                                          (8)                  55
           Accounts payable                                             (21)                (298)
           Accrued payroll, benefits and related taxes                 (132)                 (32)
           Accrued restructuring expenses                              (198)                   -
           Other accrued expenses                                        34                  (25)
                                                                    -------              -------
              Net cash used in operating activities                  (4,296)              (5,795)
                                                                    -------              -------

Cash flows from investing activities:
     Capital expenditures                                               (28)              (1,006)
                                                                    -------              -------
              Net cash used in investing activities                     (28)              (1,006)
                                                                    -------              -------

Cash flows from financing activities:
     Principal payments on capital lease obligations                    (28)                 (18)
     Stock option and warrant exercises                                   3                   60
     Net proceeds from private placement                                  -               23,400
                                                                    -------              -------
              Net cash provided by financing activities                 (25)              23,442
                                                                    -------              -------

Net increase (decrease) in cash and cash equivalents                 (4,349)              16,641

Cash and cash equivalents at beginning of period                     17,357               16,825
                                                                    -------              -------

Cash and cash equivalents at end of period                          $13,008              $33,466
                                                                    =======              =======



                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited interim statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position at March 31, 2002, and results of operations and cash flows for the interim periods ended March 31, 2002 and 2001. The unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included in the Company's 2001 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from such audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year or any future periods.

2. DELISTING AND LITIGATION

On March 19, 2002, the Company received a letter from the Nasdaq Stock Market, Inc., regarding its noncompliance with the qualifications standards for continued listing of its common stock on the Nasdaq SmallCap Market as a result of the closing bid price of its common stock being less than $1.00 for thirty consecutive business days. As a result of this noncompliance, the Company may lose its listing on the Nasdaq SmallCap Market ("Nasdaq listing") if it does not achieve a closing bid price for its common stock of at least $1.00 for ten consecutive trading days during the 180 day period ending September 16, 2002. In addition, the Company could also lose its Nasdaq listing if the Company does not continue to meet Nasdaq's other continued listing requirements. If the Company does not maintain this Nasdaq listing, the holders of its Series E Preferred Stock will be entitled to monthly penalty payments of at least $250,000 beginning in the month of the delisting and, if the delisting continues for more than sixty days after August 27, 2002, to require the Company to redeem the Series E Preferred shares as early as October 27, 2002. Redemption of all Series E Preferred shares would require the Company to pay holders an amount in excess of $25 million. The Company's ability to avoid these events is dependent upon management's ability to avoid the loss of its Nasdaq listing or its ability to negotiate a more favorable resolution with the preferred stockholders, of which there can be no assurance. At March 31, 2002, the Company did not have sufficient cash and cash equivalents to fund a redemption of the Series E Preferred Stock. Accordingly, if the Company is required to redeem the Series E preferred shares, the Company would not have sufficient cash to fund the redemption and continue its operations without raising additional capital and there can be no assurance that such additional capital will be available on terms acceptable to the Company or at all.

With respect to the minimum bid price requirement, the Company would maintain its listing if the closing bid price of its common stock meets or exceeds $1.00 for ten consecutive trading days during the 180 day period ending September 16, 2002 or if the Company is able to obtain an appropriate waiver from Nasdaq and the Company is in compliance with Nasdaq's other continued listing requirements. In addition, there can be no assurance that the Company will be able to comply with other Nasdaq listing requirements, including but not limited to a requirement to maintain a market capitalization of at least $35.0 million, stockholders' equity of a least $2.5 million or, until November 1, 2002, net tangible assets of at least $2.0 million. Based on the Company's balance sheet as of March 31, 2002 and the Company's current stock price, Management anticipates receiving a letter from Nasdaq in the near future stating that the Company does not meet any of the foregoing criteria. Management intends to take actions to maintain the Company's Nasdaq listing. However, there can be no assurance that Management will be successful in maintaining the Company's Nasdaq listing.

On April 5, 2002, the holder of the Series E preferred stock filed a lawsuit against the Company alleging that the Company breached certain representations and that the continuation of business by the Company constitutes a waste of its assets. The shareholder is seeking damages of $25 million plus interest and the appointment of a receiver to wind up the affairs of the Company. The Company believes that the lawsuit is without merit and intends to vigorously contest it. If this matter is not resolved in the Company's favor, it would likely have a material adverse effect on the Company's financial position and results of operations and could further jeopardize the Company's ability to continue as a going concern.

A more detailed discussion of this matter is incorporated by reference from Part II, Item I of this Form 10-Q "Legal Proceedings" and should be considered an integral part of these Condensed Consolidated Financial Statements.

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

In the first quarter of 2002, the Company recorded a charge of $146,000 to cost of sales and service to write-down the carrying value of certain excess inventories and certain inventories that required refurbishment, to their estimated net realizable values.

As of March 31, 2002, the Company had approximately $90,000 of component-level and finished goods purchase commitments to its contract manufacturer.

4. RESTRUCTURING AND OTHER CHARGES

In the first quarter of 2002, the Company recorded a restructuring charge of $69,000 related to a workforce reduction of 5 employees. This restructuring was implemented in January 2002 and reduced the total number of employees at the Company to approximately 65. The restructuring charge consists of severance-related costs including cash payments of $64,000 and non-cash charges of $5,000 for common stock issued to affected employees. All severance-related stock distributions and payments were made during the first quarter of 2002.

As previously described in the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company also recorded certain restructuring accruals during 2001. The table below reflects the activity during the quarter inpacting the accrual related to these restructuring activities:


                                                                March 31,
                                                                  2002
                                                           ------------------
Restructuring accrual as of December 31, 2001                  $     211,000
2002 Accruals:
  Cash severance                                                      64,000
  Non-cash severance                                                   5,000
2002 Payments:
  Cash severance                                                    (238,000)
  Non-cash severance                                                 (29,000)
                                                           ------------------
Restructuring accrual as of March 31, 2002                     $      13,000
                                                           ==================

5. CONVERTIBLE, REDEEMABLE SERIES E PREFERRED STOCK

On February 27, 2001 the Company closed a private placement of $25.0 million in Series E Convertible Preferred Stock. Net cash proceeds from the placement were approximately $23.4 million, net of approximately $1.6 million of transaction costs. Under terms of the offering, the Company issued 25,000 shares of 4.75% Series E

Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into the number of shares of the Company's common stock that is equal to the stated value ($1,000) of each share plus accrued premium and default payments (if any) divided by the conversion price, which is currently $9.50, but is subject to adjustment in certain circumstances. As of March 31, 2002, the Preferred Stock was convertible into approximately 2,770,000 shares of common stock. In addition, the Company issued warrants to the Preferred Stockholders with an 18-month term to purchase up to 986,842 additional shares of the Company's common stock at $12.40 per share, and warrants with a 24-month term to purchase up to 986,842 additional shares of the Company's common stock at $14.50 per share. In addition, the Company issued warrants to the placement agent with a five-year term to purchase up to 110,526 shares of the Company's common stock at $9.50 per share.

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature was initially recorded as an increase in additional paid-in capital and will be amortized using the effective interest method as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. These charges will also increase the carrying value of the Preferred Stock. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity and an increase in the carrying value of Preferred Stock. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three-year term, without adjustment of the conversion price as described below, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. During the three months ended March 31, 2002 and 2001, respectively, the Company recorded amortization of the beneficial conversion feature of $571,000 and $167,000, respectively and accrued premium of $297,000 and $99,000, respectively.

The fair value of the warrants was measured using the Black-Scholes option-pricing model. The recorded value of the warrants of approximately $6.5 million, initially recorded as an increase in additional paid-in capital, reflects an allocation of the net proceeds of the offering based upon the relative fair values of the Preferred Stock and the warrants issued with the Preferred Stock.

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

Early Forced Conversion. If the Company's common stock trades at an average price of at least $19 for at least 20 consecutive trading days and the Company has fulfilled certain registration requirements, the Company may require the holders of the Preferred Stock to convert their shares at the Conversion Rate.

Optional Redemption. At any time, if the Company has fulfilled certain registration requirements, the Company may elect to redeem any outstanding shares of Preferred Stock at a price per share equal to 115% of the Liquidation Preference Amount.

Potential Penalties. In the event that the company fails to maintain its Nasdaq SmallCap

Market listing, the Company would be required to pay to the holders of the Series E Preferred Stock a fee of approximately $250,000 or more per month for each month that the Company was not listed on the Nasdaq SmallCap Market.

Required Redemption. In the event of certain defaults by the Company, which such defaults include, but are not limited to, a failure by the Company to issue shares of common stock upon conversion of the Preferred Stock, a failure to use the proceeds for permitted purposes, as defined, a failure to file all required SEC reports on a timely basis, or, the failure of the Company to maintain the listing of its common stock on the Nasdaq SmallCap Market (or other required trading market) for any 60-day period any time after August 27, 2002, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock at the Liquidation Preference Amount or such other amount (as defined) to be determined at the date of the redemption. Also, under certain circumstances the Company may be required to obtain stockholders' approval to allow for issuance of additional shares of common stock upon conversion of the Preferred Stock. If such approval is not obtained, the Company may be required to redeem the portion of shares of Preferred Stock which cannot be converted into common stock due to the lack of stockholder consent. As discussed in Note 2, the Company does not presently meet the minimum requirements to maintain the listing of its common stock on the Nasdaq SmallCap Market and, accordingly, if this listing is not maintained, the Preferred Stock holders will be entitled to require redemption as discussed above. If future events permit the Preferred Stock holders to elect to exercise such redemption rights, the carrying value of the Preferred Stock would be increased from its carrying value ($12,649,000 at March 31, 2002) to its redemption value ($26,300,000 at March 31, 2002) by making a charge against stockholders' equity. Such a charge would also increase the net loss available to common stockholders. If this charge were required as of March 31, 2002, it would be $13,651,000.

Registration Rights. The Company is required to maintain an effective registration statement with the Securities and Exchange Commission (SEC) to cover the resale of the Company's common stock issuable upon the conversion of the Preferred Stock and the exercise of the warrants issued with the Preferred Stock.

6.  SUPPLEMENTAL CASH FLOW INFORMATION

During the three months ended March 31, 2002 and 2001, expenses for outside directors meeting fees of $23,000 and $20,000 were settled through the issuance of 28,909 and 2,171 shares of common stock, respectively.

During the three months ended March 31, 2002, $181,000 of accrued payroll obligations were settled through the issuance of 197,037 shares of common stock. During the three months ended March 31, 2001, the Company acquired $111,000 of equipment pursuant to terms of capital leases.

7. INCOME (LOSS) PER SHARE

Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per common share as their impact is antidilutive. Net loss per common share does not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 16,100,000 shares for the three month period ended March 31, 2002 and approximately 14,300,000 shares for the three month period ended March 31, 2001. The net loss per common share for the three months ended March 31, 2002 does not reflect the approximately 2,800,000 common shares into which the Series E Preferred Stock could be converted as of March 31, 2002 because the effect would be antidilutive.

8. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

9. NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized when incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 was effective for the Company beginning January 1, 2002. Adoption of this standard did not affect the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS No. 143 is effective for the Company in 2003. The Company does not expect adoption of this standard to affect its financial position or its results of operations.

In May 2002, the FASB has also issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44,and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are required to be applied starting with fiscal years beginning after May 15, 2002. The Company does not expect adoption of this standard to affect its financial condition or results of operations.

10. SUBSEQUENT EVENT

Subsequent to March 31, 2002, the Company had additional workforce reductions of 19 employees which will result in an additional restructuring charge of approximately $350,000 in the second quarter of 2002.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Tricord Systems, Inc. designs, develops and markets clustered server appliances for content-intensive applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a single cluster, managed as a single resource.

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

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For discussion of critical accounting policies and estimates, see our 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Revenues

Revenues from sales of our Lunar Flare NAS server appliances were $104,000 for the first quarter ended March 31, 2002. The Company had no revenues from product sales for the first quarter ended March 31, 2001.

Cost of Sales and Service

Cost of sales and service, which consists primarily of the costs of units sold and costs of the Company's customer care functions, was $344,000 for the first quarter ended March 31, 2002. The Company had no cost of sales and service in the first quarter ended March 31, 2001 because it had no product sales in that quarter.

The $344,000 cost of sales and services included charges of $146,000 to write-down the carrying value of certain excess inventories and certain inventories that required refurbishment, to their estimated net realizable values.


Gross Loss

We incurred a gross loss of $240,000 for the first quarter of 2002 primarily due to insufficient revenues to absorb the fixed components of cost of sales and service, product discounts given to customers, costs incurred to refurbish units and a charge related to write-down of excess inventories. Gross loss was also attributable to customer support expenses associated with product installations and upgrades as well as proactive efforts by the Company to ensure customer satisfaction with the product. The Company expects that the cost of sales and services, as a percentage of revenues, to decrease over the long term as customers become more familiar with the Company's products and the Company is able to leverage its accumulating experience on product installations and upgrades.

Research and Development

Research and development expenses decreased to $1,974,000 for the first quarter ended March 31, 2002, from $2,883,000 for the first quarter ended March 31, 2001. The decrease was primarily due to headcount reductions from restructuring actions taken in September and December 2001. Although the Company considers research and development expenditures to be a key component in its long term strategy, the Company expects that research and development costs will continue to decrease in the short term as the Company continues to pursue cost containment measures. As part of these measures, the Company reduced the number of persons employed in research and development by an additional 15 persons in April and May 2002.

Sales and Marketing

Sales and marketing expenses decreased to $1,221,000 for the first quarter ended March 31, 2002 from $2,245,000 for the first quarter ended March 31, 2001. The decrease was primarily due to headcount reductions from restructuring actions taken in September and December 2001. Management expects sales and marketing expenses in future quarters to approximate the level of this expense in this quarter.

General and Administrative

General and administrative expenses increased to $1,101,000 for the first quarter ended March 31, 2002 from $844,000 for the first quarter ended March 31, 2001. The increase was primarily due to $315,000 of severance payments made to our former Chief Executive Officer. Management expects general and administrative expenses in future quarters to approximate the level of this expense in this quarter, excluding the effects of the severance payments made to our former Chief Executive Officer.

Restructuring and Other Charges

In the first quarter of 2002, we recorded a restructuring charge of $69,000 related to a workforce reduction of 5 employees. This restructuring was implemented in January 2002 and reduced the total number of employees to approximately 65. The restructuring charge consisted of severance-related costs including cash payments of $64,000 and non-cash charges of $5,000 for common stock issued to affected employees. All severance-related stock distributions and payments related to this restructuring were made in the first quarter of 2002.

Stock-Based Compensation

Stock-based compensation was $160,000 and $151,000, respectively, for the first quarter March 31, 2002 and 2001. These amounts do not affect our net stockholders' equity. These non-cash expenses increased operating expenses, loss from continuing operations and net loss applicable to common shares as follows:

Non-Cash Stock Compensation Expense
(in thousands, except per share amounts)

                                          Three Months Ended
                                               March 31,
                                        ----------------------
                                         2002            2001
                                        ------          ------
Research and development                $  111          $  109
Sales and marketing                         12              12
General and administrative                  37              30
                                        ------          ------
                                        $  160          $  151
                                        ======          ======

Impact per common share                 $(0.01)         $(0.01)
                                        ======          ======


Other Income, Net

Other income, net decreased to $55,000 for the first quarter of 2002 from $324,000 for the first quarter of 2001, primarily due to lower interest income as a result of lower cash investments and lower interest rates in first quarter 2002.

Series E Convertible Preferred Stock Charges

Preferred stock charges during the first quarter ended March 31, 2002 reflected charges against stockholders' equity that consist of the beneficial conversion charge of $571,000 and the accrual of the 4.75% premium related to the Series E Preferred Stock of $297,000. The beneficial conversion charge reflected amortization of the beneficial conversion feature related to the preferred stock. These non-cash charges reduced stockholders' equity and increased the net loss applicable to common shares. If the preferred stock remains outstanding, the beneficial conversion charge will be approximately $600,000 and the premium will be approximately $300,000, for the second quarter of 2002. See Note 5 in Notes to Financial Statements for further discussion of the Series E Convertible Preferred Stock Charges.


LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents during the first quarter of 2002 was $4,349,000, due primarily to the net loss of $4,550,000 for the first three months of 2002. We made minimal capital expenditures in the first quarter, and currently anticipate that capital expenditures for second quarter will not be significantly larger than in first quarter 2002.

As of March 31, 2002, we had approximately $90,000 of component-level and finished goods purchase commitments to our contract manufacturer.

As of March 31, 2002, we had $13,008,000 in cash and cash equivalents. Based on currently anticipated levels of revenue, cost of sales and service and operating expenses, we believe these cash and cash equivalents should be sufficient to fund our operations through the end of the year. There can be no assurance, however, that these current plans will be achievable. We will adjust our plans as necessary if currently anticipated revenues do not meet our expectations or if our costs are higher than we anticipate, and these adjustments could include implementing further expense reductions.

Although, based on our current plans, we believe that we have sufficient cash to fund our operations through the end of the year, we do not have enough funds to fulfill obligations that we will have if we fail to maintain the listing of our common stock on the Nasdaq SmallCap Market.

To maintain the listing of our common stock on the Nasdaq SmallCap Market, we must (i) maintain a minimum bid price for our common stock of $1.00 and (ii) have stockholders equity of $2.5 million, a market capitalization of $35.0 million or net income of $500,000 in two of our last three most recently completed fiscal years. However, prior to November 1, 2002, so long as we maintain net tangible assets of at least $2.0 million, we will not be required to satisfy any of the criteria set forth in the preceding clause (ii) to maintain our listing.

On March 19, 2002, we received a notice from Nasdaq due to our noncompliance with the minimum bid price requirement. Based on our balance sheet as of March 31, 2002 and our current stock price, we anticipate receiving another notice from Nasdaq in the near future stating that we do not meet any of the criteria described in clause (ii) above and do not have $2.0 million in net tangible assets. We intend to take all possible actions to maintain the listing of our common stock on the Nasdaq SmallCap Market, including requesting that Nasdaq treat our Series E Preferred Stock as equity for purposes of satisfying the net tangible assets test, engaging in strategic acquisitions, raising additional capital, and attempting to restructure the terms of our Series E Preferred Stock.

Although we will take all possible actions to maintain the listing of our common stock on the Nasdaq SmallCap Market, such efforts may not prove successful. If we fail to maintain such listing, we will be required to pay the holders of the Series E Preferred Stock $250,000 per month and, if the failure to maintain the listing were to continue for a period of more than 60 days after August 27, 2002, the holders of the Series E Preferred Stock could require us to redeem such shares for an amount in excess of $25 million. We do not currently have sufficient cash and cash equivalents to fund redemption of all of our Series E Preferred Stock. Accordingly, if such situation were to occur, unless we were to raise additional capital or restructure the terms of the Series E Preferred Stock, we may not be able to continue our operations and may be forced to seek protection under U.S. bankruptcy laws. See "Factors That May Affect Future Results" below.

NEW ACCOUNTING STANDARDS

In June 2001, the Financial Accounting Standards Board approved Statements of Financial Accounting Standards ( SFAS ) No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The statements eliminate the pooling-of-interests method of accounting for business combinations and require that goodwill and intangible assets with indefinite useful lives not be amortized. Instead, these assets will be reviewed for impairment annually with any related losses recognized when incurred. SFAS No. 141 is generally effective for business combinations completed after June 30, 2001. SFAS No. 142 was effective for us beginning January 1, 2002. Adoption of this standard did not affect our financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This standard requires that obligations associated with the retirement of tangible long-lived assets be recorded as liabilities when those obligations are incurred, with the amount of the liability initially measured at fair value. SFAS No. 143 is effective for us in 2003. We do not expect adoption of this standard to affect its financial position or its results of operations.

In May 2002, the FASB has also issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This Statement rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", and an amendment of that Statement, SFAS No. 64, "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements". This Statement also rescinds SFAS No. 44, "Accounting for Intangible Assets of Motor Carriers". This Statement amends SFAS No. 13, "Accounting for Leases", to eliminate an inconsistency between the required accounting for sale-leaseback transactions and the required accounting for certain lease modifications that have economic effects that are similar to sale-leaseback transactions. This Statement also amends other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The provisions of this Statement are required to be applied starting with fiscal years beginning after May 15, 2002. We do not expect adoption of this standard to affect its financial condition or results of operations.

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

OUR COMMON STOCK MAY BE DELISTED FROM THE NASDAQ SMALLCAP MARKET WHICH, IF SUCH DELISTING WERE TO OCCUR, WOULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS AND THE PRICE AND LIQUIDITY OF OUR COMMON STOCK, AS WELL AS GIVE THE HOLDERS OF SERIES E PREFERRED STOCK CERTAIN RIGHTS TO RECEIVE PAYMENTS AND, IF WE FAIL TO MAINTAIN SUCH LISTING FOR MORE THAN SIXTY DAYS AFTER AUGUST 27, 2002, THEN THE HOLDERS OF THE OUTSTANDING SHARES OF SERIES E PREFERRED STOCK COULD REQUIRE US TO REDEEM SUCH SHARES.

On March 19, 2002, we received a letter from the Nasdaq Stock Market, Inc. regarding our noncompliance with the qualification standards for continued listing of our common stock on the Nasdaq SmallCap Market as a result of the closing bid price of our common stock being less than $1.00 for thirty consecutive business days. Continued inclusion on the Nasdaq SmallCap Market requires us to meet several criteria, including (i) maintaining a minimum bid price for our common stock of $1.00 and (ii) that we either have stockholders equity of $2.5 million, a market capitalization of $35.0 million or net income of $500,000 in two of our last three most recently completed fiscal years. However, prior to November 1, 2002, so long as we maintain net tangible assets of at least $2.0 million, we will not be required to satisfy any of the criteria set forth in the preceding clause (ii) to maintain our listing.

With respect to the minimum bid price requirement, we will be able to maintain our listing (assuming that we are able to comply with the criteria set forth in clause (ii) above) if the closing bid price of our common stock meets or exceeds $1.00 for ten consecutive trading days during the 180 day period ending September 16, 2002 or if we are able to obtain an appropriate waiver from Nasdaq, although such a waiver can be difficult to obtain.

With respect to the market capitalization, net income, net tangible assets or stockholders' equity requirement, because our net income has been less than $500,000 in each of our last three fiscal years, we must maintain a market capitalization of at least $35.0 million, stockholders' equity of at least $2.5 million or, until November 1, 2002, net tangible assets of at least $2.0 million or we will be subject to delisting regardless of the price of our common stock. Based on our balance sheet as of March 31, 2002 and our current stock price, we anticipate receiving a letter from Nasdaq in the near future stating that we do not meet any of the foregoing criteria. We intend to take all possible actions to maintain the listing of our common stock, including requesting that Nasdaq treat our Series E Preferred Stock as equity for purposes of satisfying the net tangible assets test, attempting to raise additional capital, engaging in one or more acquisitions of technologies or businesses, and attempting to restructure the Series E Preferred Stock, but we can not assure you that we will be successful in such efforts. Moreover, even if we are able to complete such a transaction, there can be no assurance that such a transaction will have a positive impact on our financial condition.

Although we intend to take aggressive action to maintain the listing of our common stock on the Nasdaq SmallCap Market, we can not assure you that we will be successful. If our common stock is delisted from the Nasdaq SmallCap Market, we will be in violation of certain covenants that we have with the holders of our outstanding shares of Series E Preferred Stock which will give the holders of these shares certain rights. If our common stock were to be delisted, we will be required to pay to the holders of shares of Series E Preferred Stock a fee of approximately $250,000 or more per month for each month that we are not listed on the Nasdaq SmallCap Market. In addition, if we fail to continue to have our common stock listed on the Nasdaq SmallCap Market for more than sixty days after August 27, 2002, then the holders of the outstanding shares of Series E Preferred Stock could require us to redeem all or a portion of such shares. If we were required to redeem all of such outstanding shares, we would have to pay to the holders of these shares an amount in excess of $25.0 million in connection with this redemption. If such a redemption was required, we would need to raise additional capital to satisfy this obligation and there is no assurance we would be able to do so on terms acceptable to us, if at all. If we were not able to raise sufficient capital to effect a required redemption of our Series E Preferred Stock or restructure the terms of the Series E Preferred Stock, we may be forced to cease operations and/or seek protection under bankruptcy laws which would materially and adversely affect the price of our common stock.

In addition, if our common stock is delisted from the Nasdaq SmallCap Market, any trading in our common stock would thereafter be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." Consequently, the liquidity of our common stock would likely be impaired, not only in the number of shares which could be bought and sold, but also through delays in the timing of the transactions and a reduction in securities analyst and news media coverage, if any, that we receive. As a result, prices for the shares of our common stock may be lower than might otherwise prevail.

RGC INTERNATIONAL INVESTORS, LDC ("ROSE GLEN") HAS FILED A LAWSUIT AGAINST US AND IF THEY WERE TO PREVAIL IN SUCH LAWSUIT, WE MAY BE REQUIRED TO PAY ROSE GLEN A SIGNIFICANT AMOUNT OF MONEY.

On April 5, 2002, Rose Glen filed a lawsuit against us, our board of directors and Joan Wrabetz, a former director and our former chief executive officer. Rose Glen alleges in the lawsuit that we breached certain representations made to Rose Glen when it purchased shares of our Series E Preferred Stock in February 2001 and that our continuation of business constitutes a waste of our assets. Rose Glen is seeking damages of $25 million plus interest and the appointment of a receiver to wind-up our affairs. We are taking all appropriate actions to defend ourselves against Rose Glen's claims. Rose Glen's motion for expedited proceedings on this matter was rejected by the court on April 29, 2002.

If Rose Glen was to ultimately prevail in the litigation and was awarded all of the damages it seeks, we would likely need to raise additional capital to pay such damages. Additional financing may not be available on terms that are acceptable to us or at all and if we were unable to obtain financing in an amount sufficient to satisfy a judgment, we may not be able to continue our operations and may be forced to seek protection under U.S. bankruptcy laws which could adversely and materially affect the price of our common stock.

HOLDERS OF SHARES OF OUR COMMON STOCK ARE SUBJECT TO POTENTIAL DILUTION THROUGH THE CONVERSION OF SERIES E PREFERRED STOCK.

The outstanding shares of Series E Preferred Stock are currently convertible into shares of our common stock at a conversion price of $9.50 per share of common stock. However, the conversion price of the Series E Preferred Stock may be decreased in certain circumstances (which would result in an increase in the number of shares of common stock issued upon conversion of the Series E Preferred stock), including if we sell shares of our common stock in certain circumstances below the current conversion price of $9.50 or if we issue securities that are convertible into shares of common stock at an effective price of less than $9.50 per share. Because the current price of our common stock is well below $9.50 per share, if we raise additional capital by selling equity securities or instruments that are convertible into equity securities, such sales will likely be at an effective price below $9.50 per share, which would result in immediate and substantial dilution to the holders of our common stock.

In addition, if the Series E Preferred Stock is not converted into shares of our common stock prior to February 27, 2004, then unless the Company elects to redeem such shares of preferred stock at an aggregate price of approximately $28.6 million, it will automatically convert to common stock on that date at a conversion price based on the average market price of our common stock during ten of the fifteen trading days preceding that date. If the average market price of our common stock is lower than $9.50 during ten out these fifteen days, the conversion price will be lower than $9.50 and the number of shares of common stock into which the Series E Preferred Stock is convertible will increase, possibly by a substantial amount, which would dilute the percentage ownership of our existing shareholders.

If the conversion price results in the Series E Preferred Stock being converted into a number of shares of common stock in excess of 19.99% of the number of shares of common stock that were outstanding on February 27, 2001, we either have to receive the approval of our stockholders for this transaction or we will be required to redeem the portion of the Series E Preferred Stock that was convertible into a number of shares of common stock in excess of such 19.99% number. Any increase in the number of shares issued or issuable upon conversion of the Series E Preferred stock could adversely affect the market price of our common stock.

THE TERMS OF OUR SERIES E PREFERRED STOCK PROVIDE THE HOLDERS OF SUCH SHARES WITH REDEMPTION RIGHTS SHOULD CERTAIN COVENANTS BE BREACHED AND ALSO MAY RESTRICT OUR ABILITY TO ENGAGE IN CERTAIN TRANSACTIONS AND MAY OTHERWISE ADVERSELY AFFECT OUR BUSINESS AND THE PRICE OF OUR COMMON STOCK.

The terms of the Series E Preferred Stock require us to comply with certain covenants. If we breach certain of these covenants, the holder of the shares of Series E Preferred Stock could require us to redeem all or a portion of these shares. A breach of any of the following covenants gives the holder of the outstanding shares of Series E Preferred Stock a redemption right with respect to such shares:

     o Keeping reserved at all times at least 200% of the number of shares of common stock that may be issuable upon the conversion of the shares of Series E Preferred Stock and exercise of the warrants that we issued in connection with the issuance of the Series E Preferred Stock;

     o Filing all reports that we are required to file under the Exchange Act on a timely basis;

     o Maintaining the registration of our common stock under the Exchange Act; and

     o Using the proceeds that we received from the issuance of the Series E Preferred Stock only for permitted purposes.

The terms of the Series E Preferred Stock may also limit our ability to engage in certain transactions. We cannot merge, consolidate or sell substantially all of our assets except where the surviving corporation or acquiring entity, as applicable, assumes all of our obligations with respect to the Series E Preferred Stock. In the event we were to engage in a transaction and these obligations were not so assumed, the holders of the Series E Preferred Stock could treat such a transaction as a liquidation event and receive upon the consummation of such transaction an aggregate amount in excess of $25 million. This restriction, and the other terms of the Series E Preferred Stock, may make us a less attractive acquisition target for another company which could result in lower prices for the shares of our common stock than might otherwise prevail.

WE WILL LIKELY NEED TO RAISE ADDITIONAL CAPITAL THAT MIGHT NOT BE AVAILABLE TO US AND, IF RAISED, MAY DILUTE OUR EXISTING INVESTORS' OWNERSHIP INTEREST IN US.

As discussed in the risk factor above entitled "Our common stock may be delisted from the Nasdaq SmallCap Market..." we will likely need to engage in certain activities to maintain the listing of our common stock on Nasdaq. To the extent that we are required to use existing cash resources in connection with such activities, we will likely be required to raise additional capital to, among other things:

     o    Fund continued operations;

     o    Further develop or enhance our software and server appliances;

     o Respond to competitive pressures or acquire complementary products and technologies; and

     o Develop relationships with licensed manufacturers, original equipment manufacturers and channel partners.

If we are not successful in maintaining our Nasdaq listing, we will have to pay the holders of the Series E Preferred Stock $250,000 per month and, if the failure to maintain the listing were to continue for a period of more than 60 days after August 27, 2002, such holders could require us to redeem such shares for an amount in excess of $25 million. If this were to occur, we would need to raise additional capital to fund these obligations, and such additional financing may not be available on terms that are acceptable to us or at all. In addition, the terms of our Series E Preferred Stock place restrictions on our ability to raise capital and any capital raising activity we engage in may result in substantial dilution to the holders of our common stock (see the risk factor entitled "Holders of shares of our common stock are subject to potential dilution through the conversion of Series E Preferred Stock" above). If we raise additional funds through the issuance of equity or convertible debt securities, these securities may have rights, preferences and privileges senior to those of our current stockholders which may adversely impact current stockholders. If adequate funds are not available on acceptable terms, our ability to fund our operations, take advantage of opportunities, develop or enhance products or services, expand or otherwise respond to competitive pressures would be significantly limited.

WE CANNOT ASSURE YOU THAT WE WILL BE ABLE TO GENERATE REVENUES AT A LEVEL THAT IS SUFFICIENT TO SUPPORT OUR BUSINESS.

With sales of our initial Lunar Flare NAS server appliance, we generated revenues from the sale of our products in the second quarter of 2001 for the first time since we sold the remaining assets associated with our enterprise server line of business in August 1999. For the three months ended March 31, 2002, we generated a total of $104,000 in revenue, as compared to $94,000, $110,000 and $66,000 for the quarters ended June 30, September 30 and December 31, 2001, respectively. Although we currently anticipate additional revenues in 2002 from sales and service of Lunar Flare NAS, potential customers may choose not to purchase products as a result of our current financial condition and our ongoing litigation with Rose Glen or for other reasons. Accordingly, we cannot assure you that we will be able to generate revenues at a level that is sufficient to support our business after existing cash and cash equivalents are utilized.



SOFTWARE ERRORS OR FAILURES FOUND IN OUR PRODUCTS MAY RESULT IN A DELAY IN DELIVERY OF OUR PRODUCTS OR LOSS OF, OR DELAY IN, MARKET ACCEPTANCE OF OUR PRODUCTS, WHICH COULD MATERIALLY ADVERSELY AFFECT OUR OPERATING RESULTS.

Software errors or failures found in our products may result in a delay in delivery of our products and increase the cost of our sales and service. Although we perform a significant amount of testing of our Illumina software and our Lunar Flare server appliances before we ship our products, they may still contain software errors or failures which are not detected or remedied until after we ship such products or commence product installations and upgrades, which could result in loss of, or delay in, market acceptance and continued negative gross margins. Moreover, because of the way customers may use our products, we may be subject to significant liability claims if our products do not work properly. Although we have not experienced any such claims to date and the agreements we use to sell our Illumina-based products contain provisions designed to limit our exposure to potential product liability claims, we may experience such claims in the future and it is possible that such limitation-of-liability provisions may not be effective as a result of existing or future laws or unfavorable judicial decisions. If we are found to be liable to defective product claims, such liability may have a harmful effect on our business and financial condition.

THE SUCCESS OF OUR LUNAR FLARE NAS SERVER APPLIANCES AND OTHER ILLUMINA-BASED PRODUCTS DEPENDS UPON MARKET ACCEPTANCE OF OUR TECHNOLOGY AND PRODUCTS.

Due to the fact that we have been focusing our resources on developing products that utilize Illumina, our future financial performance will be largely dependent on the acceptance of our Illumina clustering software. We cannot assure you that the server appliance market, our target market for our clustering software, will accept Illumina or products utilizing it. Factors that may affect market acceptance of our products, some of which are beyond our control, include the following:

     o    Growth and changing requirements of the server appliance market;

     o Availability, performance, quality, price, and total cost of ownership of our products;

     o Availability, performance, quality, price, and total cost of ownership of competing products and technologies;

     o Market acceptance of Linux, Windows NT(R) and UNIX(R) operating systems, which our products utilize or may utilize in the future; and

     o Successful development of relationships with licensed manufacturers, original equipment manufacturers and channel partners.

Our selling efforts to date have indicated that we will need to add additional features to our products, such as NFS file/folder permission support to allow for integration of our products in UNIX(R) environments, in order to gain broader market acceptance of such products. While we are in the process of implementing such features which we believe will increase demand for our products, we can not assure you that will be able to do so on a timely basis or that any features we do add will result in an increase in sales of our products.

In addition, our products are designed to work in specific operating software environments. Because we have no control over the market acceptance of any of this operating software or the companies who manufacture this software, our ability to generate revenues will be largely dependent on the ability and desire of such manufacturers to continue to offer quality products that fulfill market demand. If customers do not purchase Lunar Flare NAS or our other Illumina-based products for any reason, our revenues and operating results will be adversely affected because we currently have no other products to sell.

ECONOMIC CONDITIONS MAY NEGATIVELY IMPACT MARKET ACCEPTANCE OF OUR PRODUCTS AND TECHNOLOGY.

General economic conditions and market conditions specific to the technology, server appliance and network attached storage markets may negatively impact market acceptance of our products and technology. Current economic conditions have resulted in overall reduced IT spending and increased price and product competition within the server appliance market which we believe has negatively impacted the market acceptance of our technology. Should these current conditions continue, or should further adverse changes in the economy or in customer IT spending occur, the market acceptance of our products and technology would be negatively impacted.

WE OPERATE IN AN EXTREMELY COMPETITIVE AND RAPIDLY CHANGING MARKETPLACE, AND MANY OF OUR COMPETITORS HAVE GREATER RESOURCES THAN US WHICH MAY ALLOW THEM TO MORE QUICKLY REACT TO CHANGES IN THE MARKETPLACE.

We operate in an extremely competitive and rapidly changing marketplace, and we cannot assure you that we can establish and maintain a competitive position against current and potential competitors, especially those with greater financial, marketing, service, support, technical and other resources. In addition, we expect that the market for Lunar Flare NAS, our initial server appliance targeting the network-attached storage market, will become consolidated with larger companies possibly being in a better position than us to compete in this rapidly changing marketplace. As the server appliance market continues to develop, a number of companies which have greater resources than us could attempt to increase their presence in this market by acquiring or forming strategic alliances with our competitors or potential business partners, which may better position these companies to take advantage of market conditions and increase their market share.



WE HAVE A HISTORY OF LOSSES AND EXPECT TO EXPERIENCE LOSSES IN THE FUTURE.

Over the last five years, we have incurred significant net losses, including net losses of $23.6, $13.6 million and $7.6 million in 2001, 2000 and 1999, respectively. Our loss for the first quarter of 2002 was $4.6 million. We expect to continue to have losses in the future. In addition, we had an accumulated deficit of $125.7 million as of March 31, 2002. We believe that our future growth depends upon the success and market acceptance of our Lunar Flare server appliances and other Illumina-based products, as well as our ability to develop new products and adopt successful marketing and sales strategies, all of which will require us to incur significant product development and sales and marketing expenses. We anticipate that we will continue to incur significant expenses in 2002 as we:

     o    Continue our product development activities;

     o    Enhance our existing products to satisfy market demand;

     o    Market and sell our products;

     o    Expand our distribution channels;

     o    Develop strategic partnerships and alliances with third parties;

     o Create and market additional server appliance products based on Illumina;

     o    Defend the litigation initiated by Rose Glen; and

     o    Adjust our infrastructure.

As a result of our incurring these expenses, we will need to generate significant revenues to achieve profitability. If we do not significantly increase our revenues or if we fail to control our costs as we implement our business strategies, we may be unable to achieve and maintain profitability which would negatively impact the price of our common stock.



WE MAY BE UNABLE TO HIRE AND RETAIN REQUIRED, HIGHLY SKILLED MANAGERIAL AND TECHNICAL PERSONNEL.

Our future success depends, in significant part, upon retaining the continued service and performance of our senior management, team members, consultants and other key personnel as well as our continued ability to attract and recruit qualified personnel. Losing the services of any member of our management team could impair our ability to effectively manage our company and to carry out our business plan. If we are unable retain these employees, our business and operations would be adversely affected. In addition, we may need to hire additional personnel in the future in order to grow our business. Competition for people with the skills we require is intense, and, given our current financial situation and the litigation commenced by Rose Glen, we cannot assure you that we will be able to retain our current employees or hire new people or that we will be able to do so without offering these people retention bonuses or salaries that are significantly higher than we have historically paid.

WE RELY ON CONTRACT MANUFACTURERS/INTEGRATORS TO PRODUCE OUR PRODUCTS AND, IF OUR MANUFACTURERS FAIL TO MEET OUR REQUIREMENTS OR IF WE ARE UNABLE TO PROVIDE OUR MANUFACTURERS WITH THE NECESSARY INVENTORY TO PRODUCE OUR PRODUCTS , WE MAY BE UNABLE TO MEET CUSTOMER REQUIREMENTS AND OUR BUSINESS COULD BE MATERIALLY ADVERSELY AFFECTED.

We are responsible for ensuring the supply to our contract manufacturer of certain components necessary to build our product. Suppliers of such components or our contract manufacturer may cease doing business with us due to concerns about our financial situation. In addition, our arrangement with our contract manufacturer to produce our products currently does not guarantee production levels or manufacturing prices. This manufacturer may not have additional capacity available when we need it, which would cause delays in the production of our products.



If it became necessary to find new or additional vendors to accommodate an increase in the demand of our products in higher volume or to replace vendors who cease doing business with us, we may not be able to find such new or replacement vendors or, if we are able to find such vendors, we may experience an interruption in our supply of products as we transition to such vendors, all of which would prevent us from satisfying our contractual obligations and meeting customer expectations, and result in lost sales or customers.

OUR RELIANCE UPON PATENTS, DOMESTIC TRADEMARK LAWS AND CONTRACTUAL PROVISIONS TO PROTECT OUR PROPRIETARY RIGHTS MAY NOT BE SUFFICIENT TO PROTECT OUR INTELLECTUAL PROPERTY FROM OTHERS WHO MAY SELL SIMILAR PRODUCTS.

Our products are differentiated from those of our competitors because we utilize Illumina, our internally developed software. If we fail to protect Illumina and our other intellectual property, other vendors could develop and sell products with features similar to ours, and this could reduce demand for our products. We have been granted two U.S. patents related to Illumina and we currently have six additional United States patent applications pending with respect to Illumina to protect our intellectual property rights. We also rely on a combination of trade secret and other intellectual property law, nondisclosure agreements and other protective measures to establish and protect our proprietary rights in our intellectual property.

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

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature will be amortized as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders, which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three-year term, without adjustment of the conversion price as described above, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. If the conversion price is adjusted as described above, an increase in the number of shares issued or issuable upon conversion of the Series E Preferred Stock could result in increased charges against income applicable to common stockholders and could have a material adverse effect on the market price of our common stock. Additionally, if we fail to maintain our Nasdaq SmallCap Market listing, the period of time over which the charges for amortization of the beneficial conversion feature will be recorded will be much shorter and therefore much larger in the near-term.



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

     o The continued listing, or lack thereof, of our common stock on the Nasdaq SmallCap Market;

     o    Fluctuations in our operating results;

     o Fluctuations in the valuation of companies perceived by investors to be comparable to us;

     o Announcements of new products, applications or product enhancements by us or our competitors; and

     o    The outcome of the litigation with Rose Glen.

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

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or high-grade commercial paper. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would have resulted in a decrease in interest income for the three months ended March 31, 2002 of approximately $40,000.

                           PART II. OTHER INFORMATION


Item 1. Legal Proceedings

On April 5, 2002, preferred shareholder Rose Glen International Investors LDC ("Rose Glen") filed a lawsuit against the Company, its board of directors and Joan Wrabetz, a former director and chief executive officer of the company, (RGC International Investors, LDC vs. Tricord Systems, Inc., et al Civil Action No. 19535 (Delaware Chancery Court)), Rose Glen alleges in the lawsuit that the company breached certain representations made to Rose Glen when it invested in the company in February 2001 and that the continuation of business by the company constitutes a waste of its assets. Rose Glen is seeking damages of $25 million plus interest and the appointment of a receiver to wind up the affairs of the company.

On April 23, 2002, the Company moved to dismiss the complaint filed by preferred shareholder Rose Glen. The dismissal motion states that, among other things, Rose Glen has not asserted a claim for which relief may be granted.

On April 29, 2002, the Delaware Chancery Court rejected Rose Glen's motion for expedited proceedings on its claims against the Company. The Company believes, based on comments made by the Delaware Court, that trial will not get underway earlier than December of this year.

Item 5. Other Information

In April and May 2002, the Company completed workforce reductions totaling 19 employees in order to properly align and manage cost levels commensurate with current and projected revenues levels of the Company. Certain employees whose employment was terminated in connection with these reductions will continue to work through May and June. Once these reductions take full effect, the Company will have 44 employees and expects to realize an annualized decrease in expenses of approximately $2 million as a result of such reductions. However, this anticipated annualized $2 million expense reduction will be partially offset with severance related expenses of approximately $350,000.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

     3.1  Bylaws, as amended February 27, 2002

(b)  Reports on Form 8-K

     On January 28, 2002, the Company furnished a report on Form 8-K under Item
     5,

     Other, related to a press release announcing financial results for the fourth quarter and year ended December 31, 2001 and related to a press release announcing that COO Keith Thorndyke was named President and CEO of the Company and that Joan Wrabetz has resigned as President, CEO and director.

     On March 19, 2002, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing that the Company had received a letter from Nasdaq indicating that for the last thirty consecutive trading days, the price of the Company's common stock closed below the $1.00 minimum bid price per share requirement for continued inclusion on the Nasdaq SmallCap Market under Nasdaq Marketplace Rule 4310(c)(4).

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              TRICORD SYSTEMS, INC.

                                  (REGISTRANT)



                              By: /s/ Keith T. Thorndyke
                                  ----------------------------------------------
                                  Keith T. Thorndyke, President and Chief
                                  Executive Officer and Chief Financial Officer (Principal Executive, Financial and Accounting Officer)



                              Date: May 13, 2002


Exhibit                                                        Page
Number                                                        Number
-------                                                       ------

  3.1     Bylaws, as amended on February 27, 2002               30

