Form 10-Q
period 2002-06-30
TRICORD SYSTEMS INC /DE/
filed 2002-08-14
CIK 837166

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

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002



                  Transition Report Pursuant to Section 13 or 15(D)
-----------       of the Securities Exchange Act of 1934

For the Transition Period from          to
                               --------    --------

COMMISSION FILE NUMBER 0-21366


                              TRICORD SYSTEMS, INC.
                              ---------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)




              DELAWARE                                         41-1590621
----------------------------------                        -------------------
  (STATE OR OTHER JURISDICTION OF                          (I.R.S. EMPLOYER
   INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)


          2905 NORTHWEST BOULEVARD, SUITE 20, PLYMOUTH, MINNESOTA      55441
          ------------------------------------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)   (ZIP CODE)


                                 (763) 557-9005
           --------------------------------------------------------
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)




     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                  YES       X                     NO
                        ---------                        -------



     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the last practicable date.

                                                            OUTSTANDING AT
            CLASS                                           AUGUST 14, 2002
            -----                                           ---------------
        Common Stock,
       $0.01 par value                                         24,988,911


================================================================================

                          PART I. FINANCIAL INFORMATION

                          ITEM 1: FINANCIAL STATEMENTS

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                Three Months Ended June 30,          Six Months Ended June 30,
                                                               ----------------------------        -----------------------------

(In thousands, except per share data)                            2002                2001            2002                 2001
                                                              -----------       -----------       -----------        -----------
 Revenue:
      Product                                                  $       50        $       94        $      141         $       94
      Service                                                          17              --                  30              --
                                                              -----------       -----------       -----------        -----------
                                                                       67                94               171                 94

Cost of sales and service:
      Product                                                         265               175               513                175
      Service                                                          90              --                 186              --
                                                              -----------       -----------       -----------        -----------
                                                                      355               175               699                175

Gross loss                                                           (288)              (81)             (528)               (81)
                                                              -----------       -----------       -----------        -----------

Operating expenses:
      Research and development                                      1,720             2,990             3,694              5,873
      Sales and marketing                                           1,445             2,545             2,666              4,790
      General and administrative                                    1,600               750             2,701              1,594
      Restructuring                                                 1,095              --               1,164               --
                                                              -----------       -----------       -----------        -----------
                                                                    5,860             6,285            10,225             12,257

Operating loss                                                     (6,148)           (6,366)          (10,753)           (12,338)
                                                              -----------       -----------       -----------        -----------

Other income (expense):
      Interest, net                                                    40               344                97                667
      Other, net                                                       (6)                5                (8)                 6
                                                              -----------       -----------       -----------        -----------
                                                                       34               349                89                673

Net loss                                                           (6,114)           (6,017)          (10,664)           (11,665)
                                                              -----------       -----------       -----------        -----------

Beneficial conversion charge, Series E Preferred Stock               (607)             (493)           (1,178)              (660)
Premium on Series E Preferred Stock                                  (297)             (297)             (594)              (396)
                                                              -----------       -----------       -----------        -----------

Net loss applicable to common shares                           $   (7,018)       $   (6,807)       $  (12,436)        $  (12,721)
                                                              ===========       ===========       ===========        ===========

Net loss per common share - basic and diluted                  $    (0.28)       $    (0.28)       $    (0.50)        $    (0.52)
                                                              ===========       ===========       ===========        ===========

Weighted average common shares outstanding
      - basic and diluted                                          24,975            24,380            24,912             24,353
                                                              ===========       ===========       ===========        ===========



                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                                June 30,               December 31,
(In thousands, except per share data)                                             2002                     2001
                                                                           --------------------     --------------------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                               $           8,459        $          17,357
     Accounts receivable, net                                                               72                       82
     Inventories                                                                            68                      321
     Other current assets                                                                  186                      312
                                                                           --------------------     --------------------
        Total current assets                                                             8,785                   18,072

Equipment and improvements, net                                                          1,142                    2,180

Other assets                                                                               194                      194
                                                                           --------------------     --------------------

        Total Assets                                                         $          10,121        $          20,446
                                                                           ====================     ====================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                        $             664        $             597
     Accrued payroll, benefits and related taxes                                           617                    1,126
     Other accrued expenses                                                                918                      597
                                                                           --------------------     --------------------
        Total current liabilities                                                        2,199                    2,320

Capital lease obligation                                                                    18                       64

Convertible, redeemable Series E Preferred Stock, $1,000 par value; 25 shares authorized, 25 issued and outstanding (redemption value at June 30, 2002 of
     $26,580)                                                                           13,553                   11,781

Stockholders' equity:
     Common stock, $0.01 par value; 75,000 shares
        authorized, 24,988 and 24,697 shares
        issued and outstanding                                                             250                      247
     Additional paid-in capital                                                        126,145                  127,688
     Unearned compensation                                                                (250)                    (524)
     Accumulated deficit                                                              (131,794)                (121,130)
                                                                           --------------------     --------------------
        Total stockholders' equity                                                      (5,649)                   6,281
                                                                           --------------------     --------------------

        Total Liabilities, Convertible, Redeemable Preferred
           Preferred Stock and Stockholders' Equity                          $          10,121        $          20,446
                                                                           ====================     ====================


                See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                    Six Months Ended June 30,
                                                                       ----------------------------------------------
(In thousands)                                                                   2002                      2001
                                                                       --------------------      --------------------

Cash flows from operating activities:
     Net loss                                                            $         (10,664)        $         (11,665)
     Adjustments to reconcile net loss to net
       cash used in operating activities:
        Stock compensation                                                             313                       268
        Depreciation and amortization                                                  742                     1,122
        Loss on disposal of equipment                                                  375                         -
        Provision for losses on accounts receivable                                     50                         -
        Provision for losses on inventories                                            359                         -
        Provision for facility exit costs                                              618                         -
        Changes in operating assets and liabilities:
           Accounts receivable                                                         (40)                      (72)
           Inventories                                                                (150)                     (570)
           Other current assets                                                        126                      (138)
           Accounts payable                                                             67                      (761)
           Accrued payroll, benefits and related taxes                                (409)                      331
           Accrued restructuring expenses                                             (151)                        -
           Other accrued expenses                                                       (6)                       30
                                                                       --------------------      --------------------
              Net cash used in operating activities                                 (8,770)                  (11,455)
                                                                       --------------------      --------------------

Cash flows from investing activities:
     Capital expenditures                                                              (79)                   (1,656)
                                                                       --------------------      --------------------
              Net cash used in investing activities                                    (79)                   (1,656)
                                                                       --------------------      --------------------

Cash flows from financing activities:
     Principal payments on capital lease obligations                                   (61)                      (44)
     Stock option and warrant exercises                                                 12                       102
     Net proceeds from private placement                                                 -                    23,400
                                                                       --------------------      --------------------
              Net cash provided by financing activities                                (49)                   23,458
                                                                       --------------------      --------------------

Net increase (decrease) in cash and cash equivalents                                (8,898)                   10,347

Cash and cash equivalents at beginning of period                                    17,357                    16,825
                                                                       --------------------      --------------------

Cash and cash equivalents at end of period                               $           8,459         $          27,172
                                                                       ====================      ====================


                 See accompanying notes to financial statements.

                              TRICORD SYSTEMS, INC.

                          NOTES TO FINANCIAL STATEMENTS



1.  BASIS OF PRESENTATION

The accompanying unaudited interim statements of operations, balance sheet and statements of cash flows reflect all adjustments of a normal recurring nature, which are, in the opinion of management, necessary for a fair statement of the financial position at June 30, 2002, and results of operations and cash flows for the interim periods ended June 30, 2002 and 2001. The unaudited financial statements should be read in conjunction with the Company's audited financial statements for the year ended December 31, 2001, which were included in the Company's 2001 Annual Report on Form 10-K. The year-end balance sheet data included herein is derived from such audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. The results of operations for the interim periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year or any future periods. None of these financial statements have been adjusted to reflect the effect of the ultimate outcome of the reorganization proceedings discussed in Note 2, which could materially impact the realization of assets and the settlement of liabilities reflected in these financial statements.

2. BANKRUPTCY FILING

On August 2, 2002, the Company filed a voluntary petition in the United States Bankruptcy Court for the District of Minnesota for reorganization relief under Chapter 11 of the United States Bankruptcy Code (the "Bankruptcy Filing"). The Company is currently operating its business as a debtor-in-possession in accordance with provisions of the Bankruptcy Code. The Bankruptcy Filing was initiated to address the Company's deteriorating financial condition, the continuing impact of the lawsuit brought by RGC International Investors, LDC ("Rose Glen"), and the tactics employed by Rose Glen.

Under Chapter 11, the Company will continue to operate under court protection while it seeks new investors or a buyer for the Company. The Company believes that it has sufficient working capital to sustain operations pending such investment or sale. However, there can be no assurance that the Company will identify a willing buyer or that it will obtain additional financing, or that terms proposed by any potential buyer or investor will be acceptable to the Company or the Bankruptcy Court. Accordingly, there continues to be substantial doubt about the Company's ability to continue as a going concern. The financial statements for the three and six months ended June 30, 2002 assume the realization of assets and the settlement of liabilities in the normal course of business, which may not occur depending on the outcome of the Company's efforts to obtain additional capital from investors or to find a buyer.

3. NASDAQ DELISTING

On May 16, 2002, the Company received a letter from The Nasdaq Stock Market, Inc., regarding its non-compliance with both the minimum $2 million net tangible assets and the minimum $2.5 million stockholders' equity requirements for continued listing of the Company's common stock on the Nasdaq SmallCap Market under Marketplace Rule 4310(c(2)(B). On May 31, 2002, the Company submitted to Nasdaq its plan to regain compliance with these continued listing requirements. On July 26, 2002, the Company received a notice from the Nasdaq Stock Market, Inc. that its plan to regain compliance with the continued listing requirements had been denied and that its Common Stock would be delisted from the Nasdaq SmallCap Market at the opening of business on August 5, 2002 pending the filing of an appeal. The Company determined not to appeal this decision. Accordingly, the Company's Common Stock was delisted from the Nasdaq SmallCap Market at the opening of business on August 5, 2002. As a result of this delisting, the Company's preferred shareholders would, but for the Bankrupcty Filing, have the right to seek redemption of their investment as described in more detail in Note 7.

4. LITIGATION

On April 5, 2002, the holder of the Series E preferred stock filed a lawsuit against the Company alleging that the Company breached certain representations and that the continuation of business by the Company constitutes a waste of its assets. The shareholder is seeking damages of $25 million plus interest and the appointment of a receiver to wind up the affairs of the Company. The Company believes that the lawsuit is without merit and is vigorously contesting it. This lawsuit was stayed as a result of the Bankruptcy Filing. If this matter is not resolved, it could have a material adverse effect on the Company's financial position. A more detailed discussion of this lawsuit and the impact of the Bankruptcy Filing is set forth in "Part II, Item 1. Legal Proceedings" of this Form 10-Q.

5. INVENTORIES

Inventories, which consist primarily of finished units, are stated at the lower of cost or market. Cost is determined using weighted average costs which approximate actual costs determined using the first-in, first-out method. Appropriate consideration is given to deterioration, obsolescence or other factors in the evaluation of net realizable value.

The Company has a non-exclusive integration agreement with a contract manufacturer to manufacture, integrate and assemble the Company's Lunar Flare(TM) NAS server appliance. Under the agreement, the manufacturer supplies and assembles the hardware components that comprise Lunar Flare appliances, integrates the Company's Illumina(TM) aggregation software, provides testing services and drop-ships to the Company's channel partners and customers. All product purchases by the Company from the manufacturer are through purchase orders. The Company determines the minimum number of units of server appliances that the manufacturer builds and holds as finished goods, ready for shipment to the Company's customers. The Company provides a non-cancelable, non-returnable purchase order for all such finished goods inventory. In addition, the Company provides the manufacturer with a non-cancelable, non-returnable purchase order for unique parts (as defined by the agreement) to be purchased by the manufacturer for integration into the Company's server appliance. The Company is also required to reimburse the manufacturer for obsolete, unique and excess material (as defined) and related supplier cancellation charges because of actions by the Company, including cancellation of a purchase order, termination of the agreement or implementation of an engineering change order. During the second quarter of 2002, the Company paid its contract manufacturer approximately $84,000 for unique and excess material (as defined).

During the three and six month periods ended June 30, 2002, the Company recorded charges of $213,000 and $359,000, respectively to cost of sales and service to write-down the carrying value of certain excess inventories and certain inventories that required refurbishment, to their estimated net realizable values.

6. RESTRUCTURING AND OTHER CHARGES

In the first two quarters of 2002, the Company recorded restructuring charges of $546,000 related to a workforce reduction of 26 employees. This restructuring was implemented throughout 2002 and reduced the total number of employees at the Company to approximately 44. The restructuring charge consists of severance-related costs including cash payments of $539,000 and non-cash charges of $5,000 for common stock issued to affected employees. In addition, during the second quarter of 2002, the Company recorded a restructuring charge of approximately $618,000 primarily for the accrual of future rental payments, less estimated future sublease rental income.

As previously described in the Company's annual report on Form 10-K for the year ended December 31, 2001, the Company also recorded certain restructuring accruals during 2001. The table below reflects the activity during the quarter impacting the accrual related to these restructuring activities:


                                                                June 30,
                                                                 2002
                                                           ---------------
Restructuring accrual as of December 31, 2001                $    211,000
2002 Accruals:
  Cash severance                                                  541,000
  Non-cash severance                                                5,000
2002 Payments:
  Cash severance                                                 (668,000)
  Non-cash severance                                              (29,000)
                                                           ---------------
Restructuring accrual as of June 30, 2002                    $     60,000
                                                           ===============





Restructuring expense related to workforce reductions for the second quarter and six months ended June 30, 2002 was $477,000 and $546,000, respectively. Also, during the second quarter of 2002, the Company determined that it would exit its Colorado facility. The Company retained a broker and subsequently was able to sublease approximately 10,000 square feet out of a total of approximately 15,000 square feet. The Company is continuing to pursue other sublease opportunities for the remaining approximately 5,000 square feet. The Company recorded a restructuring charge of approximately $618,000 primarily for the accrual of future rental payments, less estimated future sublease rental income. Total restructuring reported for the second quarter and six months ended June 30, 2002 was $1,095,000 and $1,164,000, respectively.

In addition, the Company wrote-off approximately $353,000 of abandoned assets related to the Colorado facility, which is included in general and administrative expense in the second quarter of 2002.

7. CONVERTIBLE, REDEEMABLE SERIES E PREFERRED STOCK

On February 27, 2001 the Company closed a private placement of $25.0 million in Series E Convertible Preferred Stock. Net cash proceeds from the placement were approximately $23.4 million, net of approximately $1.6 million of transaction costs. Under terms of the offering, the Company issued 25,000 shares of 4.75% Series E Convertible Preferred Stock ("Preferred Stock"). Each share of Preferred Stock is convertible into the number of shares of the Company's common stock that is equal to the stated value ($1,000) of each share plus accrued premium and default payments (if any) divided by the conversion price, which is currently $9.50, but is subject to adjustment in certain circumstances. As of June 30, 2002, the Preferred Stock was convertible into approximately 2,830,000 shares of common stock. In addition, the Company issued warrants to the Preferred Stockholders with an 18-month term to purchase up to 986,842 additional shares of the Company's common stock at $12.40 per share, and warrants with a 24-month term to purchase up to 986,842 additional shares of the Company's common stock at $14.50 per share. In addition, the Company issued warrants to the placement agent with a five-year term to purchase up to 110,526 shares of the Company's common stock at $9.50 per share.

Accounting for the preferred stock conversion feature in accordance with Emerging Issues Task Force (EITF) issue No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Rates" and EITF Issue No. 00-27 "Application of Issue 98-5 to Certain Convertible Investments" resulted in the allocation of approximately $7.9 million of the net offering proceeds to a "beneficial conversion feature". This beneficial conversion feature was initially recorded as an increase in additional paid-in capital and will be amortized using the effective interest method as a non-cash charge against stockholders' equity over the shorter of three years or the period during which the Preferred Stock remains outstanding. These charges will also increase the carrying value of the Preferred Stock. In addition, the Company will accrue a premium on the stated value of outstanding Preferred Stock, which is payable to the Preferred Stockholders in additional common stock upon conversion or in cash upon redemption of the Preferred Stock, at an annual rate of 4.75%. This premium will also be recorded as a non-cash charge against stockholders' equity and an increase in the carrying value of Preferred Stock. The charges against stockholders' equity resulting from the amortization of the beneficial conversion feature and accrual of the premium will reduce income (increase the loss) applicable to common stockholders, which will reduce income (increase the loss) per common share reported by the Company. If the Preferred Shares remain outstanding for their full three-year term, without adjustment of the conversion price as described below, charges to equity for amortization of the beneficial conversion feature and accrual of the premium would total approximately $11.5 million. As a result of the delisting of the Company's common stock on August 5, 2002, the preferred shareholders have the right to demand redemption of the preferred shares on or after October 27, 2002, however, this redemption right will be stayed as a result of the

Bankruptcy Filing. Accordingly, the remaining beneficial conversion charge of approximately $5.0 million will be recorded by the Company and approximately $8.4 million of additional accretion charges will be recorded during the third quarter of 2002 (see "Required Redemption below). In addition, as a result of the delisting of the Company's common stock, the Company would, but for the Bankruptcy Filing, owe the preferred shareholders a fee of $250,000 per month. During the three months ended June 30, 2002 and 2001, respectively, the Company recorded amortization of the beneficial conversion feature of $607,000 and $493,000, respectively and accrued premium of $297,000 and $297,000, respectively. During the six months ended June 30, 2002 and 2001, respectively, the Company recorded amortization of the beneficial conversion feature of $1,178,000 and $660,000, respectively and accrued premium of $594,000 and $396,000, respectively.

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

Penalties. Pursuant to the terms of the Preferred Stock, the Company is required to pay to the holders of the Series E Preferred Stock a fee of approximately $250,000 or more per month for each month that the Company's Common Stock is not listed on the Nasdaq SmallCap Market, although the Bankruptcy Filing has stayed this obligation. As explained in Note 3, the Company's Common Stock was delisted from the Nasdaq SmallCap Market on August 5, 2002 and the Company does not anticipate its Common Stock being listed on the Nasdaq SmallCap Market for the foreseeable future.

Required Redemption. In the event of certain defaults by the Company, which such defaults include, but are not limited to, a failure by the Company to issue shares of common stock upon conversion of the Preferred Stock, a failure to use the proceeds for permitted purposes, as defined, a failure to file all required SEC reports on a timely basis, or, the failure of the Company to maintain the listing of its common stock on the Nasdaq SmallCap Market (or other required trading market) for any 60-day period any time after August 27, 2002, the holders of the Preferred Stock may require the Company to redeem the Preferred Stock at the Liquidation Preference Amount or such other amount (as defined) to be determined at the date of the redemption. Also, under certain circumstances the Company may be required to obtain stockholders' approval to allow for issuance of additional shares of common stock upon conversion of the Preferred Stock. If such approval is not obtained, the Company may be required to redeem the portion of shares of Preferred Stock, which cannot be converted into common stock due to the lack of stockholder consent. As discussed in Note 2, the Company was delisted on August 5, 2002 and, but for the bankruptcy filing, the Preferred Stock holders would be entitled to require redemption as discussed above. If future events permit the Preferred Stock holders to elect to exercise such redemption rights, the carrying value of the Preferred Stock would be increased from its carrying value ($13,553,000 at June 30, 2002) to its redemption value ($26,600,000 at June 30, 2002) by making a charge against stockholders' equity. Such a charge would also increase the net loss available to common stockholders. If this charge were required as of June 30, 2002, it would be $13,047,000.

Registration Rights. The Company is required to maintain an effective registration statement with the Securities and Exchange Commission (SEC) to cover the resale of the Company's common stock issuable upon the conversion of the Preferred Stock and the exercise of the warrants issued with the Preferred Stock.

8.  SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended June 30, 2002 and 2001, expenses for outside directors meeting fees of $40,000 and $20,000 were settled through the issuance of 67,869 and 2,171 shares of common stock, respectively.

During the six months ended June 30, 2002, $181,000 of accrued payroll obligations were settled through the issuance of 197,037 shares of common stock. During the six months ended June 30, 2001, the Company acquired $134,000 of equipment pursuant to terms of capital leases.

9. INCOME (LOSS) PER SHARE

Net loss per common share is computed by dividing net loss applicable to common shares by the weighted average number of common shares outstanding during each period. Potentially dilutive common shares are excluded from the calculation of net loss per common share as their impact is antidilutive. Net loss per common share does not reflect common stock options and warrants ultimately exercisable for the purchase of approximately 13,400,000 shares for the three and six month periods ended June 30, 2002 and approximately 15,200,000 shares for the three and six month periods ended June 30, 2001. The net loss per common share for the three and six months ended June 30, 2002 does not reflect the approximately 2,800,000 common shares into which the Series E Preferred Stock could be converted as of June 30, 2002 because the effect would be antidilutive.

10. COMPREHENSIVE INCOME (LOSS)

The Company has no significant comprehensive income (loss) items other than net loss.

11. NEW ACCOUNTING PRONOUNCEMENTS

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

In October 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Adoption of this standard does not affect the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. ("FAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company is required to adopt FAS 146 no later than January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

12. SUBSEQUENT EVENTS

In August 2002, the Company completed additional workforce reductions totaling 15 employees. Once these reductions take full effect, the Company will have 29 employees which, assuming the Company continues to operate, should result in an annualized decrease in expenses of approximately $2.2 million. However, in connection with the headcount reduction the Company incurred severance related expenses of approximately $400,000.

                                     ITEM 2:

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


GENERAL

Tricord Systems, Inc. designs, develops and markets clustered server appliances and software for content-intensive applications. The core of our technology is our patented Illumina(TM) software that aggregates multiple appliances into a single cluster, managed as a single resource.

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

VOLUNTARY PETITION FOR REORGANIZATION RELIEF UNDER CHAPTER 11

On August 2, 2002 we filed a voluntary petition in the United States Bankruptcy Court for the District of Minnesota for reorganization relief under Chapter 11 of the Federal Bankruptcy Code (the Bankruptcy Filing"). We are currently operating our business as a debtor-in-possession in accordance with provisions of the Bankruptcy Code. The Bankruptcy Filing was initiated to address the Company's deteriorating financial condition, the continuing impact of the lawsuit brought by RGC International Investors, LDC ("Rose Glen") and the tactics employed by Rose Glen.

Under Chapter 11, we will continue to operate under court protection while we seek new investors or a buyer for the Company. We believe that we have sufficient working capital to sustain operations pending such investment or sale. However, there can be no assurance that we will identify a willing buyer or that we will obtain additional financing, or that terms proposed by any potential buyer or investor will be acceptable to us or the Bankruptcy Court. Accordingly, there continues to be substantial doubt about our ability to continue as a going concern. The financial statements for the three and six months ended June 30, 2002 assume the realization of assets and the settlement of liabilities in the normal course of business, which may not occur depending on the outcome of the Company's efforts to obtain additional capital from investors or to find a buyer.

CONSEQUENCES OF THE BANKRUPTCY FILING

As a consequence of the Bankruptcy Filing, all pending claims and litigation against Tricord have been stayed automatically by Section 362 of the Bankruptcy Code and absent further order of the Bankruptcy Court, no party may take any action to recover on pre-petition claims, enforce any lien against us or obtain possession of any property from us. In addition, pursuant to Section 365 of the Bankruptcy Code, we may reject or assume pre-petition executory contracts and unexpired leases, and parties affected by rejections of these contracts or leases may file claims with the Bankruptcy Court, in accordance with the Chapter 11 reorganization process.

We currently anticipate that substantially all liabilities as of the date of the Bankruptcy Filing will be subject to settlement in accordance with a Chapter 11 plan of reorganization, which will be proposed and voted on in accordance with the provisions of the Bankruptcy Code. However, we are also exploring whether to sell our assets under Section 363 of the Bankruptcy Code prior to confirmation of a Chapter 11 plan of reorganization to prevent any material erosion in our cash position. Subject to court approval, we will be engaging an investment banking firm to examine our options. If we determine that such a sale is in the interest of our creditors and shareholders, appropriate notice will be given and court-approved sale procedures will be followed. Creditors' and equity security holders' committees may be formed and, in accordance with the provisions of the Bankruptcy Code, will have the right to be heard on all matters that come before the Bankruptcy Court, including confirmation or a sale.

Although we currently intend to file and seek confirmation of a plan of reorganization that seeks new investors in the Company or that seeks a buyer for the Company or certain of its assets on an operating basis, there can be no assurance as to when, or if, we will file such a plan or that any such plan will be confirmed by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, absent a court order, we initially have the exclusive right for 120 days following the date of the Bankruptcy Filing to propose a plan of reorganization. If we fail to file a plan of reorganization during such period or any extension thereof, or if we file a plan that is not accepted within 180 days following the date of the Bankruptcy Filing by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for us.

We are unable to predict at this time what the treatment of our creditors and equity holders will be under any proposed plan or plans of reorganization. However, given the various financial and strategic alternatives currently being considered by us, we believe that it is unlikely that our common stock will have any value. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The claims of our pre-petition creditors or stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 case. As a result, there is no assurance that there will be sufficient assets to satisfy the claims of our pre-petition creditors and stockholders, in whole or in part, and certain of our pre-petition creditors and stockholders may be treated differently than others.

Prior to the Bankruptcy Filing, we reduced our headcount and cash burn rate and have now suspended product operations. However, we will continue to operate on a limited basis under court protection while we file and seek confirmation of a plan of reorganization or approval of a motion pursuant to which we will seek new investors or a buyer for the Company or its assets. As of June 30, 2002, we had $8.5 million of cash and cash equivalents. We currently believe that we have sufficient cash and cash equivalents to sustain these limited operations pending any such investment or sale. However, if we are unable to file and obtain confirmation of such a plan of reorganization, or consummate any such investment or sale, on a timely basis, we may be required to suspend even these limited operations and seek a liquidation of our assets.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

For discussion of critical accounting policies and estimates, see our 2001 Annual Report on Form 10-K.

RESULTS OF OPERATIONS

Revenues

Revenues from sales of our Lunar Flare NAS server appliances were $67,000 and $171,000 for the second quarter and six months ended June 30, 2002, respectively, compared to $94,000 for the second quarter and six months ended June 30, 2001. Revenues in the second quarter of 2002 declined relative to the first quarter of 2002 due to slower than anticipated market acceptance of the Company's product and, at least in part, due to awareness in the marketplace of the Company's difficulties, including a lawsuit filed against the Company by its preferred shareholders and the delisting of the Company's common stock.

Cost of Sales and Service

Cost of sales and service, which consists primarily of the costs of units sold and costs of the Company's customer care functions, were $355,000 and $699,000 for the second quarter and six months ended June 30, 2002, respectively, and $175,000 for the second quarter and six months ended June 30, 2001.

The cost of sales and service for the second quarter and six months ended June 30, 2002 included charges of $213,000 and $359,000, respectively, to write-down the carrying value of certain excess inventories and certain inventories that required refurbishment, to their estimated net realizable values.

Gross Loss

The company incurred gross losses of $288,000 and $528,000 for the second quarter and six months ended June 30, 2002, respectively, and $81,000 for the second quarter and six months ended June 30, 2001 primarily due to the write-down of the carrying value of certain inventories and insufficient revenues to absorb the fixed components of cost of sales and service, product discounts given to customers, costs incurred to refurbish units and a charge related to the write-down of excess inventories. Gross loss was also attributable to customer support expenses associated with product installations and upgrades as well as proactive efforts by the Company to ensure customer satisfaction with the product.

Research and Development

Research and development expenses decreased to $1,720,000 and $3,694,000, respectively for the second quarter and six months ended June 30, 2002, from $2,990,000 and $5,873,000, respectively for the second quarter and six months ended June 30, 2001. The decrease was primarily due to headcount reductions from restructuring actions taken in September and December 2001 and April and May of 2002. Although the Company considers research and development expenditures to be a key component in its long term strategy, the Company expects that research and development costs will continue to decrease in the short term as the Company continues to pursue cost containment measures. As part of these measures, the Company reduced the number of employees engaged in research and development activities by 17 in April and May 2002.

Sales and Marketing

Sales and marketing expenses decreased to $1,445,000 and $2,666,000 for the second quarter and six months ended June 30, 2002, respectively, from $2,545,000 and $4,790,000 for the second quarter and six months ended June 30, 2001. The decrease was primarily due to headcount reductions from restructuring actions taken in September and December 2001.

General and Administrative

General and administrative expenses increased to $1,600,000 and $2,701,000 for the second quarter and six months ended June 30, 2002, respectively, from $750,000 and $1,594,000 for the second quarter and six months ended June 30, 2001, respectively. The increase was primarily due to $315,000 of severance payments made to our former Chief Executive Officer in January 2002, the write off of $353,000 of abandoned furniture and equipment at the Company's Colorado leased facility and increased legal expenses.

Restructuring and Other Charges

In the second quarter and the six months ending June 30, 2002, the company recorded restructuring charges of $1,095,000 and $1,164,000 respectively. The restructuring consisted of severance related to terminations of 5 and 21 employees in the first and second quarters of 2002 resulting in charges of $477,000 and $546,000, in the second quarter and the six months ended June 30, 2002, respectively, and charges associated with the abandonment of the Company's leased Colorado office space of $618,000.

Stock-Based Compensation

Stock-based compensation was $154,000 and $314,000, respectively, for the second quarter and six month ended June 30, 2002 and $117,000 and $268,000 for the quarter and six month ended June 30, 2001. These amounts do not affect our net stockholders' equity. These non-cash expenses increased operating expenses, loss from continuing operations and net loss applicable to common shares as follows:

Non-Cash Stock Compensation Expense
(in thousands, except per share amounts)



                                               Three Months Ended           Six Months ended
                                                    June 30                      June 30
                                        -----------------------------  ---------------------------
                                              2002           2001          2002          2001
                                        -------------- --------------  ------------- -------------

Research and development                  $        110   $        100    $       221   $       209
Sales and marketing                                 12             12             24            24
General and administrative                          32              5             69            35
                                        -------------- --------------  ------------- -------------
                                          $        154   $        117    $       314   $       268
                                        ============== ==============  ============= =============

Impact per common share                   $      (0.01)  $      (0.00)   $     (0.01)  $     (0.01)
                                        ============== ==============  ============= =============



Other Income, Net

Other income, net decreased to $34,000 and $89,000, respectively, for the second quarter and six months ended June 30, 2002 from $349,000 and $673,000 for the second quarter and six months ended June 30 2001, respectively, primarily due to lower interest income as a result of lower cash investments and lower interest rates earned in the first two quarters of 2002.

Series E Convertible Preferred Stock Charges

Preferred stock charges during the second quarter and six months ended June 30, 2002 reflected charges against stockholders' equity that consist of the beneficial conversion charges of $607,000 and $1,178,000, respectively, and the accrual of the 4.75% premium related to the Series E Preferred Stock of $297,000 and $594,000 respectively. Preferred stock charges during the second quarter and six months ended June 30, 2001 reflected charges against stockholders' equity that consist of the beneficial conversion charges of $493,000 and $660,000, respectively, and the accrual of the 4.75% premium related to the Series E Preferred Stock of $297,000 and $396,000 respectively. The beneficial conversion charge reflected amortization of the beneficial conversion feature related to the preferred stock. These non-cash charges reduced stockholders' equity and increased the net loss applicable to common shares. As a result of the delisting of the Company's common stock on August 5, 2002, the preferred shareholders have the right to demand redemption of the preferred shares on or after October 27, 2002, however, this redemption right is being stayed as a result of the Bankruptcy Filing. Accordingly, the remaining beneficial conversion charge of approximately $5.0 million, will be recorded by the Company and approximately $8.4 million of additional accretion charges will be recorded during the third quarter of 2002. See Note 7 in Notes to Financial Statements for further discussion of the Series E Convertible Preferred Stock Charges.

LIQUIDITY AND CAPITAL RESOURCES

The net decrease in cash and cash equivalents during the first six months of 2002 was $8,898,000, due primarily to the net loss of $10,664,000 for the first six months of 2002. The Company made minimal capital expenditures during the first two quarters, and currently anticipates that capital expenditures for second half of the year will not be significantly larger than the first two quarters of 2002.

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

As of June 30, 2002, we had $8.5 million of cash and cash equivalents. We currently believe that we have sufficient cash and cash equivalents to sustain our limited operations pending confirmation of a plan of reorganization pursuant to which we will seek new investors or a buyer for the Company or its assets. There can be no assurance, however, that we will be able to consummate any such plan of reorganization on a timely basis or at all, and, in such event, we may be required to suspend even these limited operations and seek a liquidation of our assets.

Because our common stock has been delisted from the Nasdaq SmallCap Market, the terms of our Series E Preferred Stock provide for payments to the holders of the Series E Preferred Stock of $250,000 for each month our common stock is not listed on the Nasdaq SmallCap Market and, if the failure to be listed on the Nasdaq SmallCap Market continues for a period of more than 60 days after August 27, 2002, the terms of our Series E Preferred Stock provide that holders of the Series E Preferred Stock could require us to redeem such shares for an amount in excess of $25 million. As described above, however, any such action by the holders of the Series E Preferred Stock has been stayed by the Bankruptcy Filing.

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

In October 2001, the Financial Accounting Standards Board approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. Adoption of this standard did not affect the Company's financial position or results of operations.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards Board No. ("FAS") 146, "Accounting for Costs Associated with Exit or Disposal Activities." FAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement supersedes Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity." The Company is required to adopt FAS 146 no later than January 1, 2003. The Company does not believe that the adoption of FAS 146 will have a material impact on its consolidated financial statements.

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

OUR PLAN OF REORGANIZATION OR PROPOSED ASSET SALE UNDER CHAPTER 11 OF THE BANKRUPTCY CODE MAY NOT BE CONFIRMED OR APPROVED BY THE BANKRUPTCY COURT ON A TIMELY BASIS OR AT ALL AND, EVEN IF CONFIRMED OR APPROVED, MAY NOT BE CONSUMMATED.

Although we intend to file and seek confirmation of a plan of reorganization or approval of a motion seeking new investors in the Company or a buyer for the Company or certain of its assets on an operating basis, there can be no assurance as to when we will file such a plan or motion or that any such plan or motion will be confirmed or approved by the Bankruptcy Court and consummated. As provided by the Bankruptcy Code, we initially have the exclusive right for 120 days following the date of the Bankruptcy Filing to propose a plan of reorganization. If we fail to file a plan of reorganization during such period or any extension thereof, or if a plan is filed and not accepted within 180 days following the date of the Bankruptcy Filing by the requisite numbers of creditors and equity holders entitled to vote on the plan, other parties in interest may be permitted to propose their own plan or plans of reorganization for us. We will continue to operate on a limited basis under court protection while we file and seek confirmation of our plan of reorganization or approval of a sale by motion. Although we currently believe that we have sufficient cash and cash equivalents to sustain these limited operations pending an investment or sale pursuant to any such plan of reorganization or motion, there can be no assurance that this will be the case. If we are unable to file and obtain confirmation or approval of such a plan of reorganization or motion, or consummate any such sale, on a timely basis, we may be required to suspend even these limited operations and seek a liquidation of our assets, which will likely result in the realization of less value for the Company's assets.

WE WILL LIKELY NOT HAVE SUFFICIENT ASSETS TO SATISFY ALL OF THE CLAIMS OF OUR PRE-PETITION CREDITORS AND STOCKHOLDERS AND IT IS UNLIKELY THAT OUR COMMON STOCK WILL HAVE ANY VALUE.

We are unable to predict at this time what the treatment of our creditors and equity holders will be under any proposed plan or plans of reorganization. However, given the various financial and strategic alternatives currently being considered by us, we believe that it is unlikely that our common stock will have any value. The Bankruptcy Court may confirm a plan of reorganization only upon making certain findings required by the Bankruptcy Code, and a plan may be confirmed over the dissent of non-accepting creditors and equity security holders if certain requirements of the Bankruptcy Code are met. The claims of our pre-petition creditors or stockholders may be substantially altered by any plan of reorganization confirmed in the Chapter 11 case. As a result, there is no assurance that there will be sufficient assets to satisfy the claims of our pre-petition creditors and stockholders, in whole or in part, and certain of our pre-petition creditors and stockholders may be treated differently than others.

THE BANKRUPTCY FILING MAY HAVE A NEGATIVE IMPACT OUR ABILITY TO OPERATE OUR

BUSINESS ON EVEN A LIMITED BASIS, WHICH COULD ADVERSELY AFFECT OUR ABILITY TO FIND INVESTORS OR A BUYER FOR THE COMPANY OR ITS ASSETS.

As a result of the Bankruptcy Filing, we reduced our headcount and cash burn rate and suspended product operations. We are therefore presently operating our business on a limited basis as a debtor-in-possession while we focus on finding investors or a buyer for the Company or its assets. The Bankruptcy Filing, however, and the potential adverse publicity associated with it, may have a negative impact on our ability to operate even on this limited basis by, among other things, making it more difficult to retain and compensate our employees, including our core engineering and support team; straining management resources; and impairing relationships with customers and vendors. As a result, the Bankruptcy Filing could adversely affect our ability to find investors or a buyer for the Company or its assets.

OUR COMMON STOCK HAS BEEN DELISTED FROM THE NASDAQ SMALLCAP MARKET, WHICH MAY ADVERSELY AFFECT THE PRICE AND LIQUIDITY OF OUR COMMON STOCK AND MAKE OUR COMMON STOCK LESS ATTRACTIVE TO INVESTORS AND WILL GIVE RISE TO CERTAIN ADDITIONAL RIGHTS UNDER THE TERMS OF THE SERIES E PREFERRED STOCK.

In August 2002, as a result of our noncompliance with the qualification standards for continued listing of our common stock on the Nasdaq SmallCap Market, our common stock was delisted from the Nasdaq SmallCap Market and is now quoted for trading in the over-the-counter market in what is commonly referred to as the "pink sheets" or the National Association of Securities Dealers' "Electronic Bulletin Board." This move to the OTC Bulletin Board will, among other things, restrict the ability of broker-dealers to buy or sell our common stock, and may affect the ability of holders to buy or sell our common stock in the secondary market and the price at which such holders can buy or sell our common stock. Trading in our common stock through market makers and quotation on the OTC Bulletin Board entails other risks. The trading price of our common stock may change quickly, and market makers may not be able to execute trades as quickly as they could when the common stock was listed on the Nasdaq SmallCap Market. In addition, our delisting from the Nasdaq SmallCap Market may make it more difficult for us to raise additional capital because investors may be reluctant to invest in a company that is thinly traded or not traded at all.

Due to the delisting of our common stock from the Nasdaq SmallCap Market, we are also no longer in compliance with certain covenants that we have with the holders of our outstanding shares of Series E Preferred Stock, which gives rise to certain additional rights under the terms of the Series E Preferred Stock. Pursuant to such terms, absent the Bankruptcy Filing, we would have been required to pay to the holders of shares of Series E Preferred Stock a fee of approximately $250,000 or more per month for each month that our common stock is not listed on the Nasdaq SmallCap Market. In addition, if our common stock remains delisted from the Nasdaq SmallCap Market for more than sixty days after August 27, 2002, the terms of the Series E Preferred Stock provide such holders with the right to require us to redeem all or a portion of such shares. If we were required to redeem all of such outstanding shares, we would have to pay to the holders of these shares an amount in excess of $25 million in connection with this redemption. As a result of our Bankruptcy Filing, however, all pending claims against us, including any claims by the holders of Series E Preferred Stock for any such payments or redemption, have been automatically stayed and will be settled in accordance with the plan of reorganization that is ultimately confirmed by the Bankruptcy Court or otherwise in accordance with the bankruptcy process.

                                     ITEM 3:

                          QUANTITATIVE AND QUALITATIVE
                          DISCLOSURES ABOUT MARKET RISK


FINANCIAL INSTRUMENTS

The Company invests excess funds not required for current operations in cash equivalents, primarily money market funds or high-grade commercial paper. Market risk was estimated as the potential decrease in interest income resulting from a hypothetical one percent decrease in interest rates for the cash equivalents, which would have resulted in a decrease in interest income for the six months ended June 30, 2002 of approximately $65,000.

                           PART II. OTHER INFORMATION


Item 1.  Legal Proceedings

On April 5, 2002, RGC International Investors, LDC ("RGC") filed an action against the Company and certain of its current and former officers and directors (collectively, the "Defendants") in Delaware Chancery Court. The Amended Verified Complaint alleges breach of the February 27, 2001 Series E Convertible Preferred Stock Purchase Agreement (the "Securities Purchase Agreement"), fraud, breach of fiduciary duty, waste, and breach of the covenant of good faith and fair dealing, alleging that the Defendants breached certain representations in the Securities Purchase Agreement, and that the continuation of business by the company constitutes a waste of its assets. RGC seeks damages of $25 million plus interest and the appointment of a receiver to wind up the Company's affairs. Defendants have moved to dismiss the Amended Verified Complaint, and that motion is pending. RGC and Defendants have served document demands and interrogatories, RGC has served third-party discovery, and there has been motion practice addressed to the timing and propriety of such discovery. RGC has moved to expedite the proceedings on two occasions, and on July 30, 2002, the Chancery Court set a trial date of October 7, 2002.

On August 2, 2002, we filed a voluntary petition for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code. On that same day, defendants removed the action from Delaware Chancery Court to the United States Bankruptcy Court for the District of Delaware. On August 8, 2002, defendants filed a motion to transfer venue of the lawsuit to the United States Bankruptcy Court for the District of Minnesota, where our Chapter 11 proceeding is pending.

Item 5.  Other Information

In August 2002, the Company completed workforce reductions totaling 15 employees in order to reduce current cost levels because of lower than projected revenues levels of the Company. Once these reductions take full effect, the Company will have 29 employees and expects to realize an annualized decrease in expenses of approximately $2.2 million as a result of such reductions. However, in connection with the headcount reduction, the Company incurred approximately $400,000 of severance costs.

Item 6.  Exhibits and Reports on Form 8-K

 (b) Reports on Form 8-K

     On April 9, 2002, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing that a lawsuit was filed against the Company, its board of directors and its former chief executive officer who was also a director, by preferred shareholder Rose Glen International LDC.

     On April 9, 2002, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing that the Company's chief financial officer had resigned from the Company.

     On April 11, 2002, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing that the Company's vice president of product development had resigned form the Company.

     On April 30, 2002, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing financial results for the first quarter ended March 31, 2002 and related to a press release announcing developments in litigation with RGC International Investors.

     On May 17, 2002, the Company furnished a report on Form 8-K under Item 5, Other, related to a press release announcing that it had received an additional notice on May 16, 2002 of non-compliance from Nasdaq for the requirement to sustain a minimum level of net income, stock holders equity, net tangible assets or market capitalization.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          TRICORD SYSTEMS, INC.

                                             (REGISTRANT)



                                          By:   /s/ Keith T. Thorndyke
                                                ----------------------
                                                Keith T. Thorndyke, President
                                                and Chief Executive Officer
                                                and Chief Financial Officer
                                                (Principal Executive, Financial
                                                and Accounting Officer)



                                          Date: August 14, 2002



The written statements of our Chief Executive Officer and Chief Financial Officer required pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, accompanied the filing of this report by correspondence to the Securities and Exchange Commission and have been furnished under Item 9 of our Form 8-K filed August 14, 2002.